Form 10QSB
period 1998-03-31
PACIFIC GREAT CHINA CO LTD
filed 1999-03-11
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------
           ACT OF 1934

                  For the quarterly period ended March 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-29582
                                                 -------

                         UNITED COMMUNITY HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                75-2300997
  ------------------------                              ------------------------
  (State of incorporation)                              (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas, TX 75248
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                           (Issuer's telephone number)

       PACIFIC GREAT CHINA CO., LTD. No changes to address or fiscal year
       ------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 8, 1999: 8,000,818

Transitional Small Business Disclosure Format (check one):    YES       NO X

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          8


Part II - Other Information

  Item 1   Legal Proceedings                                                  9

  Item 2   Changes in Securities                                              9

  Item 3   Defaults Upon Senior Securities                                    9

  Item 4   Submission of Matters to a Vote of Security Holders                9

  Item 5   Other Information                                                  9

  Item 6   Exhibits and Reports on Form 8-K                                   9


Signatures                                                                   10



Part 1 - Item 1 - Financial Statements

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                             March 31, 1998 and 1997

                                                            (Unaudited)  (Unaudited)
                                                              March 31,    March 31,
               ASSETS                                           1998        1997
               ------                                          -------      -------

Current Assets                                                 $  --        $  --
                                                               -------      -------

   Total Assets                                                $  --        $  --
                                                               =======      =======


   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current Liabilities                                            $  --        $  --
                                                               -------      -------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized
      None issued and outstanding                                 --           --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      7,999,818 shares issued and outstanding, respectively         80           80
   Contributed capital                                           5,438        5,438
   Deficit accumulated during the development stage             (5,518)      (5,518)
                                                               -------      -------

      Total Shareholders' Equity                                  --           --
                                                               -------      -------

      Total Liabilities and Shareholders' Equity               $  --        $  --
                                                               =======      =======



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                 Three months  Three months
                                                    ended         ended
                                                   March 31,     March 31,
                                                     1998          1997
                                                  ------------   ----------

Net sales                                         $       --     $     --
                                                  ------------   ----------

Expenses
   Legal and management fees                              --           --
                                                  ------------   ----------

      Total expenses                                      --           --
                                                  ------------   ----------

Income (loss) from operations                             --           --
                                                  ------------   ----------

Other income (expense)                                    --           --
                                                  ------------   ----------

Income (loss) before provision for income taxes           --           --

Provision (benefit) for income taxes                      --           --
                                                  ------------   ----------

Net income (loss)                                 $       --     $     --
                                                  ============   ==========

Income (loss) per weighted-average share
   of common stock outstanding                            $nil         $nil
                                                          ====         ====

Weighted-average number of shares of
   common stock outstanding                          7,999,818    7,999,818
                                                  ============   ==========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4




                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended         ended
                                                               March 31,      March 31,
                                                                 1998           1997
                                                             ------------   ------------

Cash Flows from Operating Activities
   Net income (loss)                                         $       --     $       --
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities            --             --
                                                             ------------   ------------

Net cash provided by (used in) operating activities                  --             --
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities                                 --             --
                                                             ------------   ------------


Increase (Decrease) in Cash and Cash Equivalents                     --             --

Cash and cash equivalents at beginning of period                     --             --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $       --     $       --
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
      Interest paid during the period                        $       --     $       --
                                                             ============   ============

      Income taxes paid (refunded)                           $       --     $       --
                                                             ============   ============



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               5

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)

                          Notes to Financial Statements


Note 1 - Basis of Presentation

United Community Holdings, Inc. (Company) was incorporated under the corporate name of Professionalistics, Inc. on May 31, 1989, under the laws of the State of Delaware, as a wholly-owned subsidiary of Debbie Reynolds Hotel and Casino, Inc. (formerly Halter Venture Corporation), a publicly-owned corporation (DRHC). The Company changed its name to Pacific Great China Co., Ltd. on May 8, 1996 as a result of an action by the Company's Board of Directors in anticipation of a business acquisition or merger transaction. Subsequently, the anticipated business acquisition or merger transaction was mutually canceled by both parties.

On December 17, 1998, the Company changed its state of Incorporation from Delaware to Nevada by means of a merger with and into a Nevada corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not change the capital structure of the Company. The effect of this action also changed the Company's name to United Community Holdings, Inc.

The Company's majority shareholder has continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company has had no substantial operations or substantial assets since inception. The business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit.

On November 19, 1998, the Company's majority shareholder sold 7,200,000 shares of the 7,750,129 shares held to an unrelated third party in anticipation of a reverse merger transaction whereby the Company would merge with and into a privately held operating company during the first quarter of 1999.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5,500.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During interim periods, the Company follows the accounting policies set forth in its Registration Statement on Form 10-SB under The Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on November 5, 1997, which became effective in January 1998. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Registration Statement on Form 10-SB filed pursuant to The Securities Exchange Act of 1934 when reviewing the interim financial results presented herein.

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)

                          Notes to Financial Statements


Note 1 - Basis of Presentation - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1998.


Note 2 - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income taxes
   ------------

      For the period May 31, 1989 (date of inception) through December 31, 1990, the Company was included in the consolidated income tax return of DRHC. For the two years ended December 31, 1992 and 1991, respectively, the Company (and its parent, DRHC) were included in the consolidated income tax return of the Company's majority shareholder. As of December 31, 1993, the Company began filing its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

3. Earnings per share
   ------------------

      Earnings per share is computed by dividing net income by the composite weighted-average number of shares of common stock outstanding during the year. As of March 31, 1998 and 1997, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


Note 3 - Subsequent Event

On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of the Company

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)   Results of Operations

Pacific Great China Co., Ltd. (Company) was incorporated under the corporate name of Professionalistics, Inc. on May 31, 1989, under the laws of the State of Delaware, as a wholly-owned subsidiary of Debbie Reynolds Hotel and Casino, Inc. (formerly Halter Venture Corporation), a publicly-owned corporation (DRHC). The Company changed its name to Pacific Great China Co., Ltd. on May 8, 1996 as a result of an action by the Company's Board of Directors in anticipation of a business acquisition or merger transaction. Subsequently, the anticipated business acquisition or merger transaction did not consummate.

On December 17, 1998, the Company changed its state of Incorporation from Delaware to Nevada by means of a merger with and into a Nevada corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not change the capital structure of the Company. The effect of this action also changed the Company's name to United Community Holdings, Inc.

The Company's majority shareholder has continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company has had no substantial operations or substantial assets since inception. The business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit.

On November 19, 1998, the Company's majority shareholder sold 7,200,000 shares of the 7,750,129 shares held to an unrelated third party in anticipation of a reverse merger transaction whereby the Company would merge with and into a privately held operating company during the first quarter of 1999.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5,500.

(3)   Liquidity and capital resources

The Company has no operations, assets or liabilities and, accordingly, is fully dependent upon its controlling shareholder for operating capital. During the period(s) presented herein, the Company was dormant and no advances were made or expenses paid on the Company's behalf.

The Company has no plans or future capital requirements due to its dormant status.


Part II - Other Information


Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None






                (Remainder of this page left blank intentionally)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED COMMUNITY HOLDINGS, INC.


March 11, 1999                           /s/ Kevin B. Halter, Jr.
                                         --------------------------------------
                                                           Kevin B. Halter, Jr.
                                         President and Chief Accounting Officer