Form 10QSB
period 1998-06-30
PACIFIC GREAT CHINA CO LTD
filed 1999-03-11
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
  XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                 Form 10-QSB for the Quarter ended June 30, 1998

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




Part 1 - Item 1 - Financial Statements

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                             June 30, 1998 and 1997

                                                             (Unaudited) (Unaudited)
                                                              June 30,     June 30,
               ASSETS                                           1998         1997
               ------                                        ----------   ---------

Current Assets                                                 $  --      $  --
                                                               -------    -------

   Total Assets                                                $  --      $  --
                                                               =======    =======


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                            $  --      $  --
                                                               -------    -------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized
      None issued and outstanding                                 --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      7,999,818 shares issued and outstanding, respectively         80         80
   Contributed capital                                           5,438      5,438
   Deficit accumulated during the development stage             (5,518)    (5,518)
                                                               -------    -------

      Total Shareholders' Equity                                  --         --
                                                               -------    -------

      Total Liabilities and Shareholders' Equity               $  --      $  --
                                                               =======    =======





The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                Six and Three months ended June 30, 1998 and 1997
                                   (Unaudited)

                                       Six months      Six months    Three months   Three months
                                         ended           ended          ended          ended
                                        June 30,        June 30,       June 30,       June 30,
                                          1998            1997           1998           1997
                                       ------------   ------------   ------------   ----------


Net sales                              $       --     $       --     $       --     $     --
                                       ------------   ------------   ------------   ----------

Expenses
   Legal and management fees                   --             --             --           --
                                       ------------   ------------   ------------   ----------

      Total expenses                           --             --             --           --
                                       ------------   ------------   ------------   ----------

Income (loss) from operations                  --             --             --           --
                                       ------------   ------------   ------------   ----------

Other income (expense)                         --             --             --           --
                                       ------------   ------------   ------------   ----------

Income (loss) before
   provision for income taxes                  --             --             --           --

Provision (benefit) for income taxes           --             --             --           --
                                       ------------   ------------   ------------   ----------

Net income (loss)                      $       --     $       --     $       --     $     --
                                       ============   ============   ============   ==========

Income (loss) per weighted-average
   share of common stock outstanding            nil            nil            nil          nil
                                                ===            ===            ===          ===

Weighted-average number of shares
   of common stock outstanding            7,999,818      7,999,818      7,999,818    7,999,818
                                       ============   ============   ============   ==========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4


                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                             Six months        Six months
                                                                ended             ended
                                                              June 30,          June 30,
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

3. Earnings per share
   ------------------

      Earnings per share is computed by dividing net income by the composite weighted-average number of shares of common stock outstanding during the year. As of June 30, 1998 and 1997, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


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