Form 10KSB
period 1998-12-31
PACIFIC GREAT CHINA CO LTD
filed 1999-03-16
CIK 1016130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1998

                           Commission File No. 0-29582
                         UNITED COMMUNITY HOLDINGS, INC.
           (Name of Small Business Issuer as specified in its Charter)


      Nevada                      16910 Dallas Parkway, Suite 100, Dallas, Texas  75248      75-2300997
(State or Other Jurisdiction            (Address of Principal Executive Office,             (IRS Employer
 of incorporation)                          including Zip Code)                              Identification No.)


                                 (972) 248-1922
              (Registrant's telephone number, including area code)

            (Registrant's former name: Pacific Great China Co., Ltd.)

         Securities Registered under Section 12(b) of the Exchange Act:

  Title of each Class                  Name of Each Exchange on which Registered

         None                                                 None

Securities registered Under Section 12(g) of the Exchange Act: Common Stock, $0.00001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

As of March 15, 1999 the issuer had 8,000,818 shares of common stock issued and outstanding.

                                     PART I


Item 1. Description of Business.
--------------------------------

 General

         United Community Holdings, Inc. (the "Company") was incorporated on May 31, 1989 under the laws of the State of Delaware, under the name Professionalistics, Inc. In 1996 the Company changed its name to Pacific Great China Co., Ltd., at the request of, and in anticipation of the sale of shares representing control of the corporation to, a group of investors; however, the sale never occurred. The Company subsequently filed a registration statement on Form 10-SB under The Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on November 5, 1997 which became effective in January of 1998. The Company has not yet engaged in any business operations. The business purpose of the Company is to seek out and obtain an acquisition, merger or outright sale transaction, whereby its shareholders would benefit.

         It is the intention of the Company's management to keep its SEC periodic reporting current and advance funds to ensure this so that the Company might be potentially attractive to a private business that has an interest in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.


Proposed Business

         The Company intends to locate and combine with an existing, privately held company, which is profitable, or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company that may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form that will result in the combined enterprise's becoming a publicly held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.


Combination Suitability Standards

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates, which are profitable, or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will have been a defendant in a civi1 action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.


         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention that puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


Item 2. Description of Property.
--------------------------------

         As of December 31, 1998, the Company has no properties.


Item 3.  Legal Proceedings.
---------------------------

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of March 15, 1999, there were 681 holders on record of the Company's common stock, holding a total of 8,000, 818 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.
--------------------------------------------------------------------------------

Discussion of Financial Condition


         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs. No prediction of the future financial condition of the Company can be made.

         Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5500. Accordingly, the Company is dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporation during this phase.


Plan of Business

         General. The Company intends to locate and combine with an existing, privately held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company that may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form that will result in the combined enterprise's becoming a publicly held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


RECENT DEVELOPMENTS
-------------------

         Prior to the merger of Pacific Great China Co., Ltd. with and into United Community Holdings, Inc. ("UCHI"), described below, the Company did not engage in any business activities and the business purpose of the Company was to seek out and find an acquisition or merger transaction whereby its stockholders would benefit by owning an interest in a viable business enterprise. Since the Company had no operations or significant assets, its principal potential for profits came solely from operations it would receive in the future as part of an acquisition or merger transaction. Such a merger or acquisition transaction with the Company would allow a privately held company to become a publicly owned corporation with a broad shareholder base with experiencing the significant time and filing requirements and financial expenditures typically imposed by federal and state securities laws.

         On November 19, 1998 Halter Capital Corporation (then the controlling shareholder of the Company) executed a Stock Purchase Agreement with James F. Robinson of Jackson, Mississippi and the sole owner of the Rosemont Gardens and Funeral Home (herein "Robinson") whereby it agreed to sell him a controlling interest in the Company, consisting of 7,200,000 shares of common stock, in anticipation of a reverse merger transaction whereby the Company would merge with a privately held company incorporated under the laws of the State of Nevada.



MERGER WITH UNITED COMMUNITY HOLDINGS, INC.


         On December 16, 1998, United Community Holdings, Inc. ("UCHI") was incorporated under the laws of the State of Nevada. On December 17, 1998, Pacific Great China Co., Ltd. ("PGCC") executed a merger agreement with UCHI whereby PGCC would be merged with and into UCHI thereby changing the Company's state of incorporation. As a result of this merger, the Company's stockholders received one share of UCHI's common stock in exchange for each share of PGCC's common stock then outstanding. United Community Holdings, Inc. is the surviving corporation resulting from that merger and the Articles of Incorporation and Bylaws of UCHI now govern the merged corporation.



ACQUISITION OF ROSEMONT GARDENS FUNERAL CHAPEL-CEMETERY, INC.

         Rosemont Gardens Funeral Chapel-Cemetery, Inc. was incorporated under the laws of the State of Mississippi on March 4, 1994. Rosemont has an authorized capital stock of 10,000 shares of common stock, of which only 1000 shares were issued and are currently outstanding. All of its outstanding shares were owned by James F. Robinson. Rosemont has operated a funeral home and cemetery in Jackson, Mississippi since 1996.

         As of January 1, 1999, Robinson and UCHI entered into a stock purchase agreement (under that date) whereby Robinson sold all of stock which he then owned in Rosemont to UCHI (representing 100% of the then issued and outstanding shares of Rosemont) in exchange for an additional 1000 shares of the common stock of UCHI. As a result of this transaction, Rosemont has become a wholly owned subsidiary of UCHI and, at present, its only operating subsidiary.

         The reason that the Company entered into this transaction with Robinson was so that it could complete an acquisition or merger transaction whereby its stockholders would benefit by owning an interest in a viable business enterprise with a history of operations. Specifically, UCHI desired to enter into a transaction with a company such as Rosemont that on a consolidated basis either presently qualified, or in the near future would qualify, for listing on the Nasdaq Small Cap Market. For these reasons, UCHI believed that it could best enhance its stockholders' investment by consummating this transaction with Robinson.

Item 7. Financial Statements.
-----------------------------

                                                                          Page

Report of Independent Certified Public Accountants                         F-1


Financial Statements

Balance Sheets as of  December 31, 1998, 1997 and 1996                     F-2

Statements of Operations and Comprehensive Income                          F-3
 for the years ended December 31, 1998, 1997 and 1996 and for the period May 31, 1989 (date of inception) to December 31, 1998

Statement of Changes in Shareholder's Equity                               F-4
 for the years ended December 31, 1998,1997 and 1996 and for the period May 31, 1989 (date of inception) to December 31, 1998

Statements of Cash Flows                                                   F-6
 for the years ended December 31, 1998, 1997 and 1996 and for the period May 31, 1989 (date of inception) to December 31, 1998

Notes to Financial Statement                                               F-7




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------------------

None

                                    PART III


Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

The only officer and director of the Company is Kevin B. Halter, Jr., age 38, who is its President, Secretary and sole Director Set forth below is a description of the background of the only officer and director of the Company.

Kevin B. Halter, Jr. has served as President, Secretary and the only Director of the Company since May 1995. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. since January 1994. He has been President of Securities Transfer Corporation, a registered stock transfer company, since 1987. Mr. Halter has served as Vice President and Secretary of Halter Capital Corporation (a privately owned consulting firm) since 1987.


Item 10. Executive Compensation.
--------------------------------

         The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 5% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of March 15, 1999.

Name and Address                  Number of Shares       Percentage of Ownership

James F. Robinson                   7,201,000                     90%
3935 Interstate 55 South
Jackson MS 39212

Halter Capital Corporation(A)         550,129                    6.9%
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

Kevin B. Halter, Jr.                    6,735                    nil

All officers and directors as
a group (one person)                    6,735                      0%

--------------------------------------------------------------------------------
(A) Kevin B. Halter, Jr. serves as a director and officer of Halter Capital Corporation and as a result may be deemed to be the beneficial owner of the 550,129 shares beneficially owned by Halter Capital Corporation. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, he expressly disclaims that he is the beneficial owner, for the purpose of Section 16 of the Exchange Act, of such stock, other than those shares in which he has an economic interest.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

None


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits:        None


Reports on Form 8-K :          None







                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March  16, 1999


UNITED COMMUNITY HOLDINGS, INC.

By: /s/ Kevin B. Halter
    -------------------
        Kevin B. Halter, President, Secretary and sole Director

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Shareholders
United Community Holdings, Inc.
  (formerly Pacific Great China Co., Ltd.)

We have audited the accompanying balance sheets of United Community Holdings, Inc. (formerly Pacific Great China Co., Ltd. ) (a Nevada corporation and a development stage company) as of December 31, 1998, 1997, and 1996 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the respective years then ended and for the period May 31, 1989 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Community Holdings, Inc. (formerly Pacific Great China Co., Ltd.) (a development stage company) as of December 31, 1998, 1997, and 1996, and the results of its operations and its cash flows for the each of the respective years then ended and for the period May 31, 1989 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.



                                     /s/ S. W. HATFIELD, CPA
                                     -----------------------
                                         S. W. HATFIELD, CPA
                                         (formerly S. W. HATFIELD + ASSOCIATES)
Dallas, Texas
March 13, 1999



                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                          (a development stage company)
                                 BALANCE SHEETS
                        December 31, 1998, 1997, and 1996



                                                              1998       1997       1996
                                                             -------    -------    -------

Assets                                                       $  --      $  --      $  --
                                                             =======    =======    =======


Liabilities                                                  $  --      $  --      $  --
                                                             -------    -------    -------

Shareholders' Equity
  Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                                     --         --         --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     7,999,818 shares issued and outstanding,
     respectively                                                 80         80         80
   Contributed capital                                         5,438      5,438      5,438
   Deficit accumulated during
     the development stage                                    (5,518)    (5,518)    (5,518)
                                                             -------    -------    -------

       Total Shareholders' Equity                               --         --         --
                                                             -------    -------    -------

Total Liabilities and Shareholders' Equity                   $  --      $  --      $  --
                                                             =======    =======    =======




The accompanying notes are an integral part of these financial statements.
                                                                             F-2



                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  Years ended December 31, 1998, 1997 and 1996
                 and the period May 31, 1989 (date of inception)
                            through December 31, 1998

                                                                                      Period from
                                                                                      May 31, 1989
                                                                                    (date of inception)
                                        Year ended      Year ended      Year ended       through
                                       December 31,    December 31,    December 31,    December 31,
                                            1998            1997            1996              1998
                                       ------------    ------------    ------------    ------------


Revenues                                $    --         $    --         $    --         $      --
                                        ---------       ---------       ---------       -----------

Expenses
   Rent and management fees                  --              --              --               4,000
   Other expenses                            --              --              --               1,433
   Amortization of organization costs        --              --              --                  85
                                        ---------       ---------       ---------       -----------
     Total expenses                          --              --              --               5,518
                                        ---------       ---------       ---------       -----------

Net Loss                                     --              --              --              (5,518)

Other Comprehensive Income                   --              --              --                --
                                        ---------       ---------       ---------       -----------

Comprehensive Income                    $    --         $    --         $    --         $    (5,518)
                                        =========       =========       =========       ===========


Earnings per share of common stock
   outstanding, computed on net
   loss - basic and fully diluted             nil             nil             nil               nil
                                              ===             ===             ===               ===

Weighted-average number
   of shares of common
   stock outstanding                    7,999,818       7,999,818       7,999,818         7,999,818
                                        =========       =========       =========       ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-3



                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the period May 31, 1989 (date of inception)
                            through December 31, 1998



                                                                          Deficit
                                                                        accumulated
                                     Common Stock                        during the
                                     ------------         Contributed   development
                                  Shares        Amount      capital        stage         Total
                                  ------        ------     ---------    -----------    ---------

Issuance of stock at formation   16,000,000   $      160   $     --     $     --      $      160

Capital contributed to
  support development                  --           --          1,460         --           1,460

Net loss for the period                --           --           --         (1,545)       (1,545)
                                 ----------   ----------   ----------   ----------    ----------

Balances at December 31, 1989    16,000,000          160        1,460       (1,545)           75

Capital contributed to
  support development                  --           --          1,700         --           1,700

Net loss for the year                  --           --           --         (1,717)       (1,717)
                                 ----------   ----------   ----------   ----------    ----------

Balances at December 31, 1990    16,000,000          160        3,160       (3,262)           58

Capital contributed to
  support development                  --           --          1,298         --           1,298

Net loss for the year                  --           --           --         (1,315)       (1,315)
                                 ----------   ----------   ----------   ----------    ----------

Balances at December 31, 1991    16,000,000          160        4,458       (4,577)           41

Capital contributed to
  support development                  --           --            900         --             900

Net loss for the year                  --           --           --           (941)         (941)
                                 ----------   ----------   ----------   ----------    ----------

Balances at December 31, 1992    16,000,000          160        5,358       (5,518)         --

Net loss for the year                  --           --           --           --            --
                                 ----------   ----------   ----------   ----------    ----------

Balances at December 31, 1993    16,000,000   $      160   $    5,358   $   (5,518)   $     --
                                 ==========   ==========   ==========   ==========    ==========


                                  - Continued -

The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                          (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                 For the period May 31, 1989 (date of inception)
                            through December 31, 1998


                                                                                    Deficit
                                                                                  accumulated
                                            Common Stock                           during the
                                            ------------            Contributed   development
                                       Shares         Amount          capital         stage       Total
                                       ------         ------         ---------      --------    ---------

Balances at December 31, 1993         16,000,000    $       160    $     5,358   $    (5,518)   $     --

Net loss for the year                       --             --             --            --            --
                                     -----------    -----------    -----------   -----------    ----------

Balances at December 31, 1994         16,000,000            160          5,358        (5,518)         --

Net loss for the year                       --             --             --            --            --
                                     -----------    -----------    -----------   -----------    ----------

Balances at December 31, 1995         16,000,000    $       160    $     5,358   $    (5,518)   $     --

Effect of one for two reverse
   stock split, including rounding    (8,000,182)           (80)            80          --            --

Net loss for the year                       --             --             --            --            --
                                     -----------    -----------    -----------   -----------    ----------

Balances at December 31, 1996          7,999,818             80          5,438        (5,518)         --

Net loss for the year                       --             --             --            --            --
                                     -----------    -----------    -----------   -----------    ----------

Balances at December 31, 1997          7,999,818             80          5,438        (5,518)         --

Net loss for the year                       --             --             --            --            --
                                     -----------    -----------    -----------   -----------    ----------

Balances at December 31, 1998          7,999,818    $        80    $     5,438   $    (5,518)   $     --
                                     ===========    ===========    ===========   ===========    ==========





The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                 and the period May 31, 1989 (date of inception)
                            through December 31, 1998

                                                                                        Period from
                                                                                        May 31, 1989
                                                                                      (date of inception)
                                            Year ended     Year ended     Year ended      through
                                            December 31,   December 31,   December 31,   December 31,
                                              1998           1997           1996           1998
                                             ------         ------         ------         -------

Cash Flows from Operating Activities
   Net loss for the period                    $ --           $ --           $ --           $(5,518)
   Adjustments to reconcile
     net loss to net cash provided
     by operating activities
       Payment of organization costs            --             --             --               (85)
       Amortization of organizational costs     --             --             --                85
                                              ------         ------         ------         -------

Net cash used in operating activities           --             --             --            (5,518)
                                              ------         ------         ------         -------


Cash Flows from Investing Activities            --             --             --               --
                                              ------         ------         ------         -------


Cash Flows from Financing Activities
   Issuance of common stock                     --             --             --               160
   Capital contributed to
     support development                        --             --             --             5,358
                                              ------         ------         ------         -------

Net cash used in financing activities           --             --             --             5,518
                                              ------         ------         ------         -------

Increase in Cash                                --             --             --               --

Cash at beginning of period                     --             --             --               --
                                              ------         ------         ------         -------

Cash at end of period                         $ --           $ --           $ --           $  --
                                              ======         ======         ======         =======

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period             $ --           $ --           $ --           $  --
                                              ======         ======         ======         =======
     Income taxes paid for the period         $ --           $ --           $ --           $  --
                                              ======         ======         ======         =======


The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Description of Business

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

On November 19, 1998, the Company's then majority shareholder sold 7,200,000 shares of the total 7,750,129 shares held to an unrelated third party in anticipation of a reverse merger transaction whereby the Company would merge with and into a privately held operating company during the first quarter of 1999.

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

Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                         UNITED COMMUNITY HOLDINGS, INC.
                    (formerly Pacific Great China Co., Ltd.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies - Continued

2.   Organization costs

     Organization costs were amortized using the straight-line basis.

3.   Income taxes

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

4.   Earnings per share

     Earnings per share is computed by dividing net income by the composite weighted-average number of shares of common stock outstanding during the year. As of December 31, 1998, 1997 and 1996, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

Note C - Related Party Transactions

For the period May 31, 1989 (date of inception) through September 30, 1992, DRHC provided office space and management services to the Company for a fee of $100 per month. Total expenses under this arrangement aggregated $4,000 for the period presented from inception.

Note D - Equity Transactions

On May 8, 1996, the Board of Directors approved a one for two reverse stock split of the Company's common stock. All amounts presented in the accompanying financial statements reflect the effect of the reverse split as of the beginning of the first period presented.

On  May  23,  1996,  the  Company  issued  approximately   1,585,875  shares  of
unregistered, restricted common stock to a group of consultants on a stock subscription agreement. The subscription was anticipated to be satisfied with either consulting services related to a then-pending transaction or cash. Subsequently, during 1996, the then- pending business combination or merger transaction was mutually canceled by both parties and, accordingly, the shares issued under the subscription agreement were canceled and returned to the Company.

Note E - Subsequent Event

On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of the Company