Form 10QSB
period 1999-03-31
UNITED COMMUNITY HOLDINGS INC
filed 1999-07-09
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934


                  For the quarterly period ended March 31, 1999

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

                        3935 I-55 South, Jackson MS 39212
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (601) 371-0009
                                 --------------
                           (Issuer's telephone number)

 PACIFIC GREAT CHINA CO., LTD. 16910 Dallas Parkway, Suite 100, Dallas, TX 75248
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 10, 1999: 8,000,818
                                                         ---------

Transitional Small Business Disclosure Format (check one):  YES   NO X



                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)

                Form 10-QSB for the Quarter ended March 31, 1999

                                Table of Contents


                                                                                       Page
                                                                                       ----

Part I - Financial Information

  Item 1   Financial Statements                                                          3

  Item 2   Management's Discussion and Analysis or Plan of Operation                    13


Part II - Other Information

  Item 1   Legal Proceedings                                                            15

  Item 2   Changes in Securities                                                        15

  Item 3   Defaults Upon Senior Securities                                              15

  Item 4   Submission of Matters to a Vote of Security Holders                          15

  Item 5   Other Information                                                            15

  Item 6   Exhibits and Reports on Form 8-K                                             15


Signatures                                                                              16

Exhibits

  Exhibit 27        Financial Data Schedule                                             17

  Exhibit 99.1      Audited financial statements of
                       Rosemont Gardens Funeral Chapel-Cemetery, Inc.
                       as of and for the years ended December 31, 1998 and 1997        F-1

  Exhibit 99.2      Proforma Consolidated Financial Information                       F-17




Part 1 - Item 1 - Financial Statements

                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)
                           Consolidated Balance Sheets
                             March 31, 1999 and 1998

                                   (Unaudited)

               ASSETS                                               1999          1998
               ------                                           -----------    -----------
Current assets
   Cash on hand and in bank                                     $     2,218    $        50
   Restricted cash                                                   45,751         35,889
   Accounts receivable-at need, net of allowance
      for doubtful accounts of $12,500 and $-0-, respectively        21,570           --
   Other current assets                                               3,863          3,294
                                                                -----------    -----------

      Total current assets                                           73,402         39,233
                                                                -----------    -----------


Property and equipment - at cost                                  2,855,171      2,606,046
   Accumulated depreciation                                        (244,993)       (92,207)
                                                                -----------    -----------
                                                                  2,610,178      2,513,839
   Land                                                             107,580        107,580
                                                                -----------    -----------

      Net property and equipment                                  2,717,758      2,621,419
                                                                -----------    -----------


Other assets
   Cemetery property - at cost                                    1,081,015      1,082,615
   Prearranged funeral contracts                                  1,313,502        835,280
   Long-term receivables for cemetery property sales                364,963        329,073
   Other                                                             17,963         17,962
                                                                -----------    -----------

      Total other assets                                          2,777,443      2,264,930
                                                                -----------    -----------

      TOTAL ASSETS                                              $ 5,568,603    $ 4,925,582
                                                                ===========    ===========

                                  - Continued -



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3


                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)
                     Consolidated Balance Sheets - Continued
                             March 31, 1999 and 1998

                                   (Unaudited)

         LIABILITIES AND SHAREHOLDERS' EQUITY                 1999           1998
         ------------------------------------             -----------    -----------
Current liabilities
   Notes payable                                          $   400,000    $ 2,250,000
   Current maturities of long-term debt                        46,203           --
   Accounts payable and other accrued liabilities              85,735         45,721
                                                          -----------    -----------

      Total current liabilities                               531,938      2,295,721
                                                          -----------    -----------


Long-term liabilities
   Long-term debt, net of current maturities                2,145,529           --
   Deferred prearranged funeral contract revenues           1,690,215      1,022,598
   Deferred cemetery property sale revenues                   331,080        287,598
   Shareholder loan                                              --          577,169
                                                          -----------    -----------

      Total liabilities                                     4,698,762      4,183,086
                                                          -----------    -----------


Commitments and contingencies


Shareholders' Equity Common stock - $0.00001 par value
      50,000,000 shares authorized. 8,000,818
      shares issued and outstanding                                80             80
   Additional paid-in capital                               2,777,070      2,024,425
   Accumulated deficit                                     (1,907,309)    (1,282,009)
                                                          -----------    -----------

      Total shareholders' equity                              869,841        742,496
                                                          -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 5,568,603    $ 4,925,582
                                                          ===========    ===========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4



                         United Community Holdings, Inc.
          (formerly Pacific Great China Co., Ltd.) Comprehensive Income
                    Consolidated Statements of Operations and
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)
                                                           1999          1998
                                                       -----------    -----------

Revenues
   Funeral revenues                                    $    43,391    $    22,286
   Cemetery sales                                           77,295         13,095
   Finance charge and related revenues                      (4,510)         5,855
                                                       -----------    -----------
      Total revenues                                       116,176         41,236
                                                       -----------    -----------

Cost of sales and direct expenses
   Cost of cemetery spaces and crypts                        9,132            548
   Cost of cemetery merchandise and funeral services        18,062         11,099
   Sales commissions                                        13,685         15,485
                                                       -----------    -----------
      Total cost of sales and direct expenses               40,879         27,132
                                                       -----------    -----------

Gross profit                                                75,297         14,104
                                                       -----------    -----------

Operating expenses
   General and administrative expenses                      65,666        101,479
   Interest expense                                         51,004         67,805
   Depreciation and amortization                            39,749         32,423
                                                       -----------    -----------
      Total operating expenses                             156,419        201,707
                                                       -----------    -----------

Loss from operations                                       (81,122)      (187,603)

Other income (expense)                                          66            851
                                                       -----------    -----------

Loss before income taxes                                   (81,056)      (186,752)

Income taxes                                                  --             --
                                                       -----------    -----------

Net Loss                                                   (81,056)      (186,752)

Other comprehensive income                                    --             --
                                                       -----------    -----------

Comprehensive Loss                                     $   (81,056)   $  (186,752)
                                                       ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic                      $(0.01)        $(0.02)
                                                              ====           ====

Weighted-average number of shares
   of common stock outstanding - Basic                   8,000,818      8,000,818
                                                       ===========    ===========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               5


                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)
                                                                          1999        1998
                                                                        ---------    ---------

Cash flows from operating activities
      Net loss for the period                                           $ (81,056)   $(186,752)
      Adjustments to reconcile net loss to net                          ---------    ---------
         cash provided by operating activities
         Depreciation and amortization                                     40,423       32,423
         Cost of cemetery spaces and crypts                                 9,123          548
         Capitalized construction period interest                            --           --
         Allowance for doubtful accounts                                     --           --
         Gain on sale of Trust fund marketable securities                    --           --
         (Increase) Decrease in:
            Accounts receivable                                            24,116         --
            Other assets                                                    8,858       (1,161)
         Increase (Decrease) in:
            Accounts payable and other accrued liabilities                (28,443)      (8,791)
                                                                        ---------    ---------
Net cash used in operating activities                                     (26,970)    (163,733)
                                                                        ---------    ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                      7,044      (10,998)
   Capital expenditures for property, equipment and cemetery property      18,072     (196,305)
   Changes in prearranged funeral contract receivables,
      net of changes in deferred funeral contract revenues                119,162        6,214
   Changes in long-term receivables for cemetery property
      sales, net of changes in deferred cemetery property
      sale revenues                                                      (144,588)       2,501
                                                                        ---------    ---------
Net cash used in investing activities                                        (310)    (198,588)
                                                                        ---------    ---------

Cash flows from financing activities
   Net activity on bank line of credit                                     35,000       30,000
   Principal (paid) received on long-term note payable                     (6,829)        --
   Cash paid for loan fees                                                   --        (16,200)
   Contributed capital by shareholder                                        --         55,426
                                                                        ---------    ---------
Net cash provided by financing activities                                  28,171       69,226
                                                                        ---------    ---------

Increase in cash                                                              891     (293,095)

Cash at beginning of year                                                   1,327      293,145
                                                                        ---------    ---------

Cash at end of year                                                     $   2,218    $      50
                                                                        =========    =========

Supplemental disclosure of interest and income taxes paid
      Interest paid for the period                                      $  42,236    $  55,694
                                                                        =========    =========
      Income taxes paid for the year                                    $    --      $    --
                                                                        =========    =========


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               6

                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)

                   Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

United Community Holdings, Inc. (Company) was incorporated under the corporate name of Professionalistics, Inc. on May 31, 1989, under the laws of the State of Delaware, as a wholly-owned subsidiary of Halter Venture Corporation, a publicly-owned corporation. The Company changed its name to Pacific Great China Co., Ltd. on May 8, 1996 as a result of an action by the Company's Board of Directors in anticipation of a business acquisition or merger transaction. Subsequently, this anticipated business acquisition or merger transaction was mutually canceled by both parties.

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

On November 19, 1998, the Company's then majority shareholder sold 7,200,000 shares of the 7,750,129 shares held by the then majority shareholder to an unrelated third party in anticipation of a reverse merger transaction whereby the Company would merge with and into a privately held operating company during the first quarter of 1999.

On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of the Company

Rosemont Gardens Funeral Chapel-Cemetery, Inc. (Rosemont) was originally incorporated on March 4, 1994 under the laws of the State of Mississippi. Rosemont's operations consist of a funeral home and cemetery operation in Jackson, Mississippi. Rosemont personnel at the funeral service location provide all professional services related to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at the funeral service location. Rosemont sells prearranged funeral services whereby a customer contractually agrees to the terms, conditions and price of a funeral to be performed at an unknown future date at the time the contract is executed. Rosemont's cemetery provides cemetery interment rights (including mausoleum crypts and lawn spaces) and certain merchandise including stone and bronze memorials and burial vaults. These items may be sold on either a pre-need or an at-need basis. Rosemont personnel at the cemetery site perform interment services and provide management and maintenance of the cemetery grounds.

The acquisition of Rosemont by the Company was accounted for as a "reverse acquisition" with the Company being the parent company and Rosemont being a wholly-owned subsidiary. Due to common control and ownership of the two corporations, this transaction was accounted for on an "as-if-pooled" basis in accordance with Interpretation #39 of Accounting Principles Board Opinion #16. These combined entities are referred to as Company. Accordingly, the combined financial statements of the Company and Rosemont represent the historical consolidated financial statements as of the first day of the first period presented.

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

                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)

             Notes to Consolidated Financial Statements - Continued


Note 1 - Basis of Presentation - Continued

During interim periods, the Company follows the accounting policies set forth the audited historical financial statements of Rosemont Gardens Funeral Chapel-Cemetery, Inc., contained elsewhere in this document. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the historical financial statements of Rosemont Gardens Funeral Chapel-Cemetery, Inc.


Note 2 - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------

   The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

   Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2. Accounts receivable
   -------------------

   In the normal course of business, the Company extends unsecured credit to its at-need customers which are regionally concentrated in and around Jackson, Mississippi. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3. Inventory
   ---------

   Inventory   consists  of  funeral   merchandise  and  cemetery  property  and
   merchandise and are stated at the lower of cost or market, using the first-in, first-out method.

4. Property, plant and equipment
   -----------------------------

   Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally four (4) to twenty-five (25) years, using the straight-line method. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

   For the quarters ended March 31, 1999 and 1998, depreciation expense of approximately $39,542 and $32,114, respectively, was charged to operations.

                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)

             Notes to Consolidated Financial Statements - Continued


Note 2 - Summary of Significant Accounting Policies - Continued

5. Funeral operations
   ------------------

   Funeral revenue is recognized when the funeral service is performed. The Company's trade receivables, when recorded, will consist principally of funeral services already performed. An allowance for doubtful accounts will be provided based on historical experience. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

   The Company sells prearranged funeral services and funeral merchandise that provide for the delivery of price guaranteed services and merchandise at prices prevailing when the agreement is signed. Revenues and related costs associated with sales of prearranged funeral contracts are deferred and later recognized when the funeral service is actually performed. Prearranged funeral services and merchandise are generally financed either through trust funds or escrow accounts, depending on State Regulatory requirements, established by the Company or through insurance. Principal amounts deposited in trust funds or escrow accounts are available to the Company as funeral services are performed and merchandise is delivered. These amounts may be refundable to the customer in those situations where state law provides for the return of those amounts under the purchaser's option to cancel the contract. Certain jurisdictions provide for non-refundable trust funds or escrow accounts where the Company receives such amounts upon cancellation by the customer.

   The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by all prearranged funeral trust funds or escrow accounts, except in those states where earnings revert to the customer if a prearranged funeral service or funeral merchandise contract is canceled. Principal and earnings are withdrawn only as funeral services and merchandise are delivered or contracts are canceled, except in jurisdictions that permit earnings to be withdrawn currently and in unregulated jurisdictions where escrow accounts are used.

   Commissions and other related direct marketing costs relating to prearranged funeral services and prearranged funeral merchandise sales are expensed as paid, subject to a nominal percentage which is withheld and paid at the time the service is performed. Other indirect costs, including telemarketing and advertising costs, are expensed in the period when incurred.

   Funeral services sold at the time of need are recorded as funeral revenue in the period performed.

6. Cemetery operations
   -------------------

   Cemetery revenue is accounted for in accordance with the principles prescribed for accounting for sales of real estate. Those principles require, among other things, the receipt of a certain portion (generally 25%) of an installment sale price prior to recognition of any revenue or cost on a contract. The Company recognizes income currently from unconstructed mausoleum crypts sold to the extent the Company has available inventory.

   Costs related to the sales of cemetery mausoleum or lawn crypts include property and other costs related to cemetery development activities which are charged to operations using the specific identification method. Allowances for customer cancellations are provided at the date of sale based upon historical experience. Costs related to merchandise are based on actual costs incurred or estimates of future costs necessary to purchase the merchandise, including provisions for inflation when required.

                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)

             Notes to Consolidated Financial Statements - Continued


Note 2 - Summary of Significant Accounting Policies - Continued

6. Cemetery operations - continued
   -------------------

   Pursuant to applicable state law, all or a portion of the proceeds from each sale of cemetery merchandise may also be required to be paid into trust funds until such merchandise is purchased by the Company for the customer. The Company recognizes realized trust income on these merchandise trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise.

   Additionally, pursuant to perpetual care contracts and laws, a portion, generally 15.0%, of the total sales price of cemetery property is deposited into perpetual care trust funds or escrow accounts. In addition, in those jurisdictions where trust or escrow arrangements are neither statutorily nor contractually required, the Company typically on a voluntary basis a portion, generally 15.0%, of the sale price into escrow accounts. The income from these funds, which have been established in most jurisdictions in which the Company operates cemeteries, is used for maintenance of these cemeteries, but principal, including in some jurisdictions, net realized capital gains, must generally be held in perpetuity. Accordingly, the trust fund corpus is not reflected in the financial statements, except for voluntary escrow funds established by the Company. The Company recognizes and withdraws currently all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

   A portion of the sales of cemetery property and merchandise is made under installment contracts bearing interest at 9.75%. Finance charges are recognized as a component of cemetery revenue under the straight-line method over the terms of the related installment receivables.

   Commissions and other related direct marketing costs relating to cemetery spaces or mausoleum crypts are expensed as paid, subject to a nominal percentage which is withheld and paid at the time the related sales contract service is paid in full. Other indirect costs, including telemarketing and advertising costs, are expensed in the period when incurred.

7. Organization costs
   ------------------

   Costs related to the formation and organization of Rosemont have been capitalized and are being amortized over a five year period, using the straight-line method.

8. Income taxes
   ------------

   The Company filed a separate corporate federal income tax return through December 31, 1998. Due to the change in control occurring in 1998, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

   Rosemont, with the consent of its former sole shareholder, has elected under the Internal Revenue Code to be taxed as an "Subchapter S corporation", through December 31, 1998. In lieu of corporate income taxes, the shareholder of a "Subchapter S corporation" is taxed directly on the Company's taxable income. Accordingly, no provision, benefit or liability for income taxes is included in the accompanying financial statements.

                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)

             Notes to Consolidated Financial Statements - Continued


Note 2 - Summary of Significant Accounting Policies - Continued

8. Income taxes - continued
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At March 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of March 31, 1999, the deferred tax asset related to the Company's first quarter 1999 consolidated net operating loss carryforward is fully reserved.

9. Income (Loss) per share
   -----------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.


Note 3 - Trust Funds and Restricted Cash

Pursuant to State law or Company policy, certain portions of contracts related to the sales of prearranged funeral services and funeral merchandise and cemetery spaces, mausoleum crypts and related merchandise are deposited into a common trust for the period ended March 31, 1999 and in separate trusts for the period ended March 31, 1998 to provide funds for the fulfillment of the underlying contracts and/or perpetual care of the cemetery property.

The Company recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized, by all prearranged funeral trust funds or escrow accounts, except in those states where earnings revert to the customer if a prearranged funeral service or funeral merchandise contract is canceled. The Company recognizes realized trust income on these merchandise trusts in current cemetery revenues as trust earnings accrue to defray inflation costs recognized related to the unpurchased cemetery merchandise. The Company recognizes and withdraws currently all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.



                         United Community Holdings, Inc.
                    (formerly Pacific Great China Co., Ltd.)

             Notes to Consolidated Financial Statements - Continued


Note 3 - Trust Funds and Restricted Cash - Continued

As of March 31, 1999 and 1998, the trust funds and resultant restricted cash consist of the following components:

                                                                                        1999             1998
                                                                                      ---------        --------

         Trust cash                                                                   $  13,735         $43,222
         Marketable securities, at fair market value                                     78,250               -
            Unrealized gains (losses) on marketable securities                           41,029               -
         Amounts due to trust funds from future contract collections                    (87,263)         (7,333)
                                                                                      ---------         -------

         Restricted cash                                                              $  45,751         $35,889
                                                                                      =========         =======

Marketable securities are considered available-for-sale. All unrealized gains or losses are excluded from earnings until such time that such gains or losses are realized upon the sale of the underlying security. For purposes of computing realized gains and losses, the specific identification method is used.

As of March 31, 1999 and 1998, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:
                                                                                        1998             1997
                                                                                      ---------        --------

      Aggregate fair value                                                            $  78,250         $    -
      Gross unrealized holding gains                                                  $       -         $    -
      Gross unrealized holding losses                                                 $  41,029         $    -
      Amortized cost basis                                                            $ 119,279         $    -



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


(2)   Results of Operations

United Community Holdings, Inc. (Company) was incorporated under the corporate name of Professionalistics, Inc. on May 31, 1989, under the laws of the State of Delaware, as a wholly-owned subsidiary of Halter Venture Corporation, a publicly-owned corporation . The Company changed its name to Pacific Great China Co., Ltd. on May 8, 1996 as a result of an action by the Company's Board of Directors in anticipation of a business acquisition or merger transaction. Subsequently, this anticipated business acquisition or merger transaction was mutually canceled by both parties.

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

On November 19, 1998, the Company's then majority shareholder sold 7,200,000 shares of the 7,750,129 shares held by the then majority shareholder to an unrelated third party in anticipation of a reverse merger transaction whereby the Company would merge with and into a privately held operating company during the first quarter of 1999.

On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of the Company

Rosemont Gardens Funeral Chapel-Cemetery, Inc. (Rosemont) was originally incorporated on March 4, 1994 under the laws of the State of Mississippi. Rosemont's operations consist of a funeral home and cemetery operation in Jackson, Mississippi. Rosemont personnel at the funeral service location provide all professional services related to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at the funeral service location. Rosemont sells prearranged funeral services whereby a customer contractually agrees to the terms, conditions and price of a funeral to be performed at an unknown future date at the time the contract is executed. Rosemont's cemetery provides cemetery interment rights (including mausoleum crypts and lawn spaces) and certain merchandise including stone and bronze memorials and burial vaults. These items may be sold on either a pre-need or an at-need basis. Rosemont personnel at the cemetery site perform interment services and provide management and maintenance of the cemetery grounds.

The acquisition of Rosemont by the Company was accounted for as a "reverse acquisition" with the Company being the parent company and Rosemont being a wholly-owned subsidiary. Due to common control and ownership of the two corporations, this transaction was accounted for on an "as-if-pooled" basis in accordance with Interpretation #39 of Accounting Principles Board Opinion #16. These combined entities are referred to as Company. Accordingly, the combined financial statements of the Company and Rosemont represent the historical consolidated financial statements as of the first day of the first period presented.

The operations for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 show a continued maturation of the operations of the Company's Rosemont subsidiary. Recognized revenues for the 1999 quarter were approximately $116,000 as compared to approximately $41,000 for the same period of the preceding year. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts.

The principal generator of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $67,000 for the quarter ended March 31, 1999 as compared to approximately $101,000 for the same period of 1998. Interest expense decreased by approximately $17,000 due to 1998 debt restructuring and/or repayment which impacted both the amounts outstanding and the related interest rates. Depreciation and amortization is relatively constant based on the completion of the Rosemont visitors center and related placement into service during the first quarter of 1998.

Earnings per share improved from $(0.02) per share for the first quarter of 1998 to approximately $(0.01) per share for the first quarter of 1999.


(3)   Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(27,000) and $(164,000) for the first quarters of 1999 and 1998, respectively. These deficits were supported through advances on the Company's bank line of credit (discussed in the accompanying historical financial statements) or through controlling shareholder advances (for 1998). The Company has virtually completed the development of its initial cemetery garden, visitors center and other funeral related buildings. The Company is in the process of constructing Phase II to its Mausoleum and the second and third cemetery gardens. These efforts are being funded from cash flows generated through operations. Management is of the opinion that it has sufficient cemetery spaces and mausoleum crypts to meet current demands and construct additional capacity within the parameters of existing cash flows.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings.

(3)   Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company anticipates that it will complete its detailed review by September 1, 1999 and complete any modifications, upgrades or replacements during the third quarter of 1999.

The Company is also holding discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The Company does not expect the costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.

Part II - Other Information

Item 1 - Legal Proceedings
   None

Item 2 - Changes in Securities

   On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of United Community Holdings, Inc.

Item 3 - Defaults on Senior Securities
   None

Item 4 - Submission of Matters to a Vote of Security Holders
   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information
   None

Item 6 - Exhibits and Reports on Form 8-K
   Exhibit 27 -         Financial Data Schedule
   Exhibit 99.1 -       Audited Financial Statements of Rosemont Gardens Funeral
                        Chapel-Cemetery, Inc. as of and for the years ended
                        December 31, 1998 and 1997
   Exhibit 99.2 -       Pro-forma Financial Statements as of and for the period
                        ended March 31, 1999 and the
                        year ended December 31, 1998
   Form 8-K filings -   None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 UNITED COMMUNITY HOLDINGS, INC.


July    10   , 1999                          /s/ James F. Robinson.
     --------                                -----------------------------------
                                                               James F. Robinson
                                                         Chairman and  President

July    10   , 1999                          /s/ Margaret R. Lauro
     --------                                -----------------------------------
                                                               Margaret R. Lauro
                                                         Secretary/Treasurer and
                                                        Chief Accounting Officer