Form 10QSB
period 1999-06-30
UNITED COMMUNITY HOLDINGS INC
filed 1999-08-06
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                  For the quarterly period ended June 30, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-29582

                         United Community Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                75-2300997
 (State of incorporation)                               (IRS Employer ID Number)

                       3935 I-55 South, Jackson, MS 39212
                    (Address of principal executive offices)

                                 (601) 371-0009
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X   NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 6, 1999: 8,000,818

Transitional Small Business Disclosure Format (check one):    YES      NO  X

                         UNITED COMMUNITY HOLDINGS, INC.

                 Form 10-QSB for the Quarter ended June 30, 1999

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



Part 1 - Item 1 - Financial Statements

The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants. Part 1 - Item 1 - Financial
Statements

                         United Community Holdings, Inc.
                           Consolidated Balance Sheets
                             June 30, 1999 and 1998

                                   (Unaudited)


               ASSETS                                               1999           1998
               ------                                           -----------    -----------
Current assets
   Cash on hand and in bank                                     $     3,963    $      --
   Restricted cash                                                   21,518         27,472
   Accounts receivable-at need, net of allowance
      for doubtful accounts of $12,500 and $-0-, respectively        20,114           --
   Other current assets                                               4,237          5,171
                                                                -----------    -----------

      Total current assets                                           49,832         26,122
                                                                -----------    -----------


Property and equipment - at cost                                  2,858,186      2,712,564
   Accumulated depreciation                                        (284,535)      (123,939)
                                                                -----------    -----------
                                                                  2,573,651      2,588,625
   Land                                                             107,580        107,580
                                                                -----------    -----------

      Net property and equipment                                  2,681,231      2,696,205
                                                                -----------    -----------


Other assets
   Cemetery property - at cost                                    1,085,724      1,079,935
   Prearranged funeral contracts                                  1,287,530      1,000,102
   Long-term receivables for cemetery property sales                390,501        357,383
   Other                                                             17,290         21,652
                                                                -----------    -----------

      Total other assets                                          2,781,045      2,459,072
                                                                -----------    -----------

      TOTAL ASSETS                                              $ 5,512,108    $ 5,187,920
                                                                ===========    ===========



                                  - Continued -


The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                         United Community Holdings, Inc.
                     Consolidated Balance Sheets - Continued
                             June 30, 1999 and 1998

                                   (Unaudited)


         LIABILITIES AND SHAREHOLDERS' EQUITY           1999           1998
         ------------------------------------       -----------    -----------

Current liabilities
   Notes payable                                    $   442,600    $ 2,901,397
   Cash overdraft                                          --            6,521
   Current maturities of long-term debt                  46,203           --
   Accounts payable and other accrued liabilities        77,248         41,287
                                                    -----------    -----------

      Total current liabilities                         566,051      2,949,205
                                                    -----------    -----------


Long-term liabilities
   Long-term debt, net of current maturities          2,132,164           --
   Deferred prearranged funeral contract revenues     1,707,998      1,240,654
   Deferred cemetery property sale revenues             375,060        336,241
   Shareholder loan                                        --             --
                                                    -----------    -----------

      Total liabilities                               4,781,273      4,526,100
                                                    -----------    -----------


Commitments and contingencies


Shareholders' Equity
   Common stock - $0.00001 par value
      50,000,000 shares authorized                    8,000,818
      shares issued and outstanding                          80             80
   Additional paid-in capital                         2,777,070      2,157,357
   Accumulated deficit                               (2,046,315)    (1,496,537)
                                                    -----------    -----------

      Total shareholders' equity                        730,835        661,820
                                                    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,512,108    $ 5,187,920
                                                    ===========    ===========



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                         United Community Holdings, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                            Six months    Six months     Three months  Three months
                                              ended         ended           ended         ended
                                             June 30,      June 30,        June 30,      June 30,
                                              1999          1998            1999           1998
                                          -----------    -----------    -----------    -----------

Revenues
   Funeral revenues                       $    86,274    $    30,780    $    42,883    $     8,494
   Cemetery sales                             112,443         73,458         35,147         60,363
   Finance charge and related revenues          3,554         11,223          8,064          5,368
                                          -----------    -----------    -----------    -----------
     Total revenues                           202,270        115,461         86,094         74,225
                                          -----------    -----------    -----------    -----------

Cost of sales and direct expenses
   Cost of cemetery spaces and crypts          13,801          3,228          4,669          2,680
   Cost of cemetery merchandise
     and funeral services                      46,284         35,637         28,222         24,538
   Sales commissions                           32,633         38,842         18,948         23,357
                                          -----------    -----------    -----------    -----------
     Total cost of sales
      and direct expenses                      92,718         77,707         51,839         50,575
                                          -----------    -----------    -----------    -----------

Gross profit                                  109,552         37,754         34,255         23,650
                                          -----------    -----------    -----------    -----------

Operating expenses
   General and administrative expenses        149,791        251,241         84,125        149,762
   Interest expense                           110,598        129,317         59,594         61,512
   Depreciation and amortization               79,291         64,847         39,542         32,424
                                          -----------    -----------    -----------    -----------
     Total operating expenses                 339,680        445,405        183,261        243,698
                                          -----------    -----------    -----------    -----------

Loss from operations                         (230,128)      (407,651)      (149,006)      (220,248)

Other income (expense)                         10,066            851         10,000           --
                                          -----------    -----------    -----------    -----------

Loss before income taxes                     (220,062)      (406,800)      (139,006)      (220,248)

Income taxes                                     --             --             --             --
                                          -----------    -----------    -----------    -----------

Net Loss                                     (220,062)      (406,800)      (139,006)      (220,248)

Other comprehensive income                       --             --             --             --
                                          -----------    -----------    -----------    -----------

Comprehensive Loss                        $  (220,062)   $  (406,800)   $  (139,006)   $  (220,248)
                                          ===========    ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic         $(0.03)        $(0.05)        $(0.02)        $(0.03)
                                                 ====           ====          =====          =====

Weighted-average number of shares
   of common stock  outstanding - Basic     8,000,818      8,000,818      8,000,818      8,000,818
                                          ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               5



                         United Community Holdings, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                        Six months    Six months
                                                                           ended        ended
                                                                         June 30,      June 30,
                                                                          1999         1998
                                                                        ----------   -----------

Cash flows from operating activities
   Net loss for the period                                              $(220,062)   $(406,800)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
         Depreciation and amortization                                     80,638       64,847
         Cost of cemetery spaces and crypts                                13,801        3,228
         (Increase) Decrease in:
            Accounts receivable                                            (9,954)        --
            Other assets                                                    8,484       (7,038)
         Increase (Decrease) in:
            Accounts payable and other accrued liabilities                (32,820)     (13,224)
                                                                        ---------    ---------
Net cash used in operating activities                                    (159,913)    (358,987)
                                                                        ---------    ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                     31,277       (2,581)
   Capital expenditures for property, equipment and cemetery property       1,569     (303,205)
   Changes in prearranged funeral contract receivables,
      net of changes in deferred funeral contract revenues                 84,507       59,448
   Changes in long-term receivables for cemetery property
      sales, net of changes in deferred cemetery property
      sale revenues                                                       (12,210)      22,834
                                                                        ---------    ---------
Net cash used in investing activities                                     105,143     (223,504)
                                                                        ---------    ---------

Cash flows from financing activities
   Increase in cash overdraft                                                --          6,521
   Net activity on bank line of credit                                     77,600      243,599
   Principal (paid) received on long-term note payable                    (20,194)        --
   Cash paid for loan fees                                                   --        (16,200)
   Contributed capital by shareholder                                        --         55,426
                                                                        ---------    ---------
Net cash provided by financing activities                                  57,406      289,346
                                                                        ---------    ---------

Increase in cash                                                            2,636     (293,145)

Cash at beginning of year                                                   1,327      293,145
                                                                        ---------    ---------

Cash at end of year                                                     $   3,963    $    --
                                                                        =========    =========

Supplemental disclosure of interest and income taxes paid
      Interest paid for the period                                      $ 101,157    $ 117,206
                                                                        =========    =========
      Income taxes paid for the year                                    $    --      $    --
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

                         United Community Holdings, Inc.

Note 1 - Basis of Presentation - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements contained as a component of its Form 10-QSB for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission. The accompanying financial statements do not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual audited financial statements contained as a component of its Form 10-QSB for the quarter ended March 31, 1999 when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

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

                         United Community Holdings, Inc.

Note 2 - Summary of Significant Accounting Policies - Continued

4. Property, plant and equipment

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

   For the six months ended June 30, 1999 and 1998, depreciation expense of approximately $79,084 and $64,227, respectively, was charged to operations.

5. Funeral operations

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

                         United Community Holdings, Inc.

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

                         United Community Holdings, Inc.

Note 2 - Summary of Significant Accounting Policies - Continued

8. Income taxes

   The Company filed a separate corporate federal income tax return through December 31, 1998. Due to the change in control occurring in 1998, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

   Rosemont, with the consent if its former sole shareholder, has elected under the Internal Revenue Code to be taxed as an "Subchapter S corporation", through December 31, 1998. In lieu of corporate income taxes, the shareholder of a "Subchapter S corporation" is taxed directly on the Company's taxable income. Accordingly, no provision, benefit or liability for income taxes is included in the accompanying financial statements.

   The Company uses the asset and liability method of accounting for income taxes. At June 30, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of June 30, 1999, the deferred tax asset related to the Company's six month 1999 consolidated net operating loss carryforward is fully reserved.

9. Income (Loss) per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.


Note 3 - Trust Funds and Restricted Cash

Pursuant to State law or Company policy, certain portions of contracts related to the sales of prearranged funeral services and funeral merchandise and cemetery spaces, mausoleum crypts and related merchandise are deposited into a common trust for the period ended June 30, 1999 and in separate trusts for the period ended June 30, 1998 to provide funds for the fulfillment of the underlying contracts and/or perpetual care of the cemetery property.

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



                         United Community Holdings, Inc.

             Notes to Consolidated Financial Statements - Continued


Note 3 - Trust Funds and Restricted Cash - Continued

As of June 30, 1999 and 1998, the trust funds and resultant restricted cash consist of the following components:

                                                                                        1999             1998
                                                                                      ---------        --------


         Trust cash                                                                   $   (265)        $43,095
         Marketable securities, at fair market value                                    84,906               -
            Unrealized gains (losses) on marketable securities                         (34,373)              -
         Amounts due to trust funds from future contract collections                   (28,750)        (15,623)
                                                                                       -------          ------

         Restricted cash                                                              $ 21,518         $27,472
                                                                                       =======          ======

Marketable securities are considered available-for-sale. All unrealized gains or losses are excluded from earnings until such time that such gains or losses are realized upon the sale of the underlying security. For purposes of computing realized gains and losses, the specific identification method is used.

As of June 30, 1999 and 1998, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:

                                                                                        1999             1998
                                                                                      ---------        --------
      Aggregate fair value                                                            $  84,906        $    -
      Gross unrealized holding gains                                                  $       -        $    -
      Gross unrealized holding losses                                                 $  34,373        $    -
      Amortized cost basis                                                            $ 119,279        $    -


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

The operations for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1999 show a continued maturation of the operations of the Company's Rosemont subsidiary. Recognized revenues for the first six months of 1999 were approximately $202,000 as compared to approximately $115,000 for the same period of the preceding year. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts.

The principal generator of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $150,000 for the six months ended June 30, 1999 as compared to approximately $251,000 for the same period of 1998. Interest expense decreased by approximately $19,000 due to 1998 debt restructuring and/or repayment which impacted both the amounts outstanding and the related interest rates. Depreciation and amortization is relatively constant based on the completion of the Rosemont visitors center and related placement into service during the first quarter of 1998.

Earnings per share improved from $(0.05) per share for the first six months of 1998 to approximately $(0.03) per share for the first six months of 1999.


(3)   Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(160,000) and $(359,000) for the first six months of 1999 and 1998, respectively. These deficits were supported through advances on the Company's bank line of credit (discussed in the accompanying historical financial statements) or through controlling shareholder advances (for 1998). The Company has virtually completed the development of its initial cemetery garden, visitors center and other funeral related buildings. The Company is in the process of constructing Phase II to its Mausoleum and the second and third cemetery gardens. These efforts are being funded from cash flows generated through operations. Management is of the opinion that it has sufficient cemetery spaces and mausoleum crypts to meet current demands and construct additional capacity within the parameters of existing cash flows.

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

Item 5 - Other Information
   None

Item 6 - Exhibits and Reports on Form 8-K
   Exhibit 27 -          Financial Data Schedule
   Form 8-K filings -    None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED COMMUNITY HOLDINGS, INC.


August 6, 1999                             /s/ James F. Robinson.
                                         --------------------------------
                                              James F. Robinson
                                              Chairman and  President

August 6, 1999                            /s/ Margaret R. Lauro
                                         --------------------------------
                                             Margaret R. Lauro
                                             Secretary/Treasurer and
                                             Chief Accounting Officer