Form 10QSB
period 1999-09-30
UNITED COMMUNITY HOLDINGS INC
filed 1999-11-05
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-29582

                         United Community Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                  75-2300997
       ------                                                  ----------
(State of incorporation)                                (IRS Employer ID Number)

                       3935 I-55 South, Jackson, MS 39212
                       ----------------------------------
                    (Address of principal executive offices)

                                 (601) 371-0009
                                 --------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES X   NO

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:   November 2, 1999: 8,000,818
                                                              ---------

Transitional Small Business Disclosure Format (check one):  YES     NO X

                         United Community Holdings, Inc.

              Form 10-QSB for the Quarter ended September 30, 1999

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        13


Part II - Other Information

  Item 1   Legal Proceedings                                                15

  Item 2   Changes in Securities                                            15

  Item 3   Defaults Upon Senior Securities                                  15

  Item 4   Submission of Matters to a Vote of Security Holders              16

  Item 5   Other Information                                                16

  Item 6   Exhibits and Reports on Form 8-K                                 16


Signatures                                                                  16



Part 1 - Item 1 - Financial Statements

                         United Community Holdings, Inc.
                           Consolidated Balance Sheets
                           September 30, 1999 and 1998

                                   (Unaudited)


               ASSETS                                               1999          1998
               ------                                           -----------    -----------


Current assets
   Cash on hand and in bank                                     $     6,624    $    14,107
   Restricted cash                                                   14,054         21,310
   Accounts receivable-at need, net of allowance
      for doubtful accounts of $12,500 and $-0-, respectively         5,075           --
   Other current assets                                               5,019          9,166
                                                                -----------    -----------

      Total current assets                                           30,772         44,583
                                                                -----------    -----------


Property and equipment - at cost                                  2,913,033      2,761,331
   Accumulated depreciation                                        (324,077)      (156,052)
                                                                -----------    -----------
                                                                  2,588,956      2,605,279
   Land                                                             107,580        107,580
                                                                -----------    -----------

      Net property and equipment                                  2,696,536      2,712,859
                                                                -----------    -----------


Other assets
   Cemetery property - at cost                                    1,111,506      1,079,642
   Prearranged funeral contracts                                  1,356,841      1,150,842
   Long-term receivables for cemetery property sales                395,109        365,711
   Other                                                             16,617         21,342
                                                                -----------    -----------

      Total other assets                                          2,880,073      2,617,537
                                                                -----------    -----------

      TOTAL ASSETS                                              $ 5,607,381    $ 5,374,979
                                                                ===========    ===========


                                  - Continued -



The accompanying notes are an integral part of these financial statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                         United Community Holdings, Inc.
                     Consolidated Balance Sheets - Continued
                           September 30, 1999 and 1998

                                   (Unaudited)


         LIABILITIES AND SHAREHOLDERS' EQUITY                 1999           1998
         ------------------------------------             -----------    -----------
Current liabilities
   Notes payable                                          $   340,946    $ 3,106,773
   Cash overdraft                                                --             --
   Current maturities of long-term debt                        46,203           --
   Accounts payable and other accrued liabilities              94,526         37,986
                                                          -----------    -----------

      Total current liabilities                               481,675      3,144,759
                                                          -----------    -----------


Long-term liabilities
   Long-term debt, net of current maturities                2,121,987           --
   Deferred prearranged funeral contract revenues           1,828,204      1,426,848
   Deferred cemetery property sale revenues                   382,799        381,867
   Shareholder loan                                              --             --
                                                          -----------    -----------

      Total liabilities                                     4,814,665      4,953,474
                                                          -----------    -----------


Commitments and contingencies


Shareholders' Equity
Common stock - $0.00001 par value
      50,000,000 shares authorized. 8,000,818
      shares issued and outstanding                                80             80
   Additional paid-in capital                               2,961,425      2,143,313
   Accumulated deficit                                     (2,168,789)    (1,721,888)
                                                          -----------    -----------

      Total shareholders' equity                              792,716        421,505
                                                          -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 5,607,381    $ 5,374,979
                                                          ===========    ===========




The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                         United Community Holdings, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                          Nine months    Nine months    Three months   Three months
                                             ended          ended          ended          ended
                                          September 30,  September 30,  September 30,  September 30,
                                              1999           1998           1999           1998
                                         --------------  ------------   -------------  -------------

Revenues
   Funeral revenues                       $   128,559    $   118,523    $    42,285    $    87,743
   Cemetery sales                             152,232         31,156         39,790        (42,302)
   Finance charge and related revenues          4,933         15,360          1,379          4,137
                                          -----------    -----------    -----------    -----------
     Total revenues                           285,724        165,039         83,454         49,578
                                          -----------    -----------    -----------    -----------

Cost of sales and direct expenses
   Allocated cost of cemetery
     spaces and crypts                         18,095          3,692          4,294            464
   Cost of cemetery merchandise
     and funeral services                      70,602         56,808         24,318         21,171
   Sales commissions                           45,417         57,730         12,784         18,888
                                          -----------    -----------    -----------    -----------
     Total cost of sales
       and direct expenses                    134,114        118,230         41,396         40,523
                                          -----------    -----------    -----------    -----------

Gross profit                                  151,610         46,809         42,058          9,055
                                          -----------    -----------    -----------    -----------

Operating expenses
   General and administrative expenses        231,968        386,133         82,177        134,892
   Interest expense                           153,739        191,568         43,141         62,251
   Depreciation and amortization              118,833         97,270         39,542         32,423
                                          -----------    -----------    -----------    -----------
     Total operating expenses                 504,540        674,971        164,860        229,566
                                          -----------    -----------    -----------    -----------

Loss from operations                         (352,930)      (628,162)      (122,802)      (220,511)

Other income (expense)                         10,396          1,531            327            680
                                          -----------    -----------    -----------    -----------

Loss before income taxes                     (342,534)      (626,631)      (122,475)      (219,831)

Income taxes                                     --             --             --             --
                                          -----------    -----------    -----------    -----------

Net Loss                                     (342,534)      (626,631)      (122,475)      (219,831)

Other comprehensive income                       --             --             --             --
                                          -----------    -----------    -----------    -----------

Comprehensive Loss                        $  (342,534)   $  (626,631)   $  (122,475)   $  (219,831)
                                          ===========    ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic         $(0.04)        $(0.08)        $(0.02)        $(0.03)
                                               ======         ======         ======         ======

Weighted-average number of shares
   of common stock outstanding - Basic      8,000,818      8,000,818      8,000,818      8,000,818
                                          ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                         United Community Holdings, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                       Nine months    Nine months
                                                                           ended         ended
                                                                       September 30,  September 30,
                                                                          1999            1998
                                                                       -------------  -------------

Cash flows from operating activities
   Net loss for the period                                              $(342,534)     $(626,631)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
         Depreciation and amortization                                    120,853         97,270
         Allocated cost of cemetery spaces and crypts                      18,095          3,692
         (Increase) Decrease in:
            Accounts receivable                                             6,541           --
            Other assets                                                    7,702        (11,033)
         Increase (Decrease) in:
            Accounts payable and other accrued liabilities                (15,544)       (16,527)
                                                                        ---------      ---------
Net cash used in operating activities                                    (204,887)      (553,229)
                                                                        ---------      ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                     38,741          3,581
   Capital expenditures for property, equipment and cemetery property     (83,354)      (352,143)
   Changes in prearranged funeral contract receivables,
      net of changes in deferred funeral contract revenues                135,252         94,902
   Changes in long-term receivables for cemetery property
      sales, net of changes in deferred cemetery property
      sale revenues                                                       (10,385)        60,132
                                                                        ---------      ---------
Net cash used in investing activities                                      80,254       (193,528)
                                                                        ---------      ---------

Cash flows from financing activities
   Net activity on bank line of credit                                    (24,054)       886,773
   Principal paid on long-term note payable                               (30,371)          --
   Cash paid for loan fees                                                   --          (16,200)
   Contributed (Repayment of) capital by shareholder                      184,355       (402,854)
                                                                        ---------      ---------
Net cash provided by financing activities                                 129,930        467,719
                                                                        ---------      ---------

Increase in cash                                                            5,297       (279,038)

Cash at beginning of year                                                   1,327        293,145
                                                                        ---------      ---------

Cash at end of year                                                     $   6,624      $  14,107
                                                                        =========      =========

Supplemental disclosure of interest and income taxes paid
      Interest paid for the period                                      $ 151,719       $ 179,457
                                                                        =========       =========
      Income taxes paid for the year                                    $    --         $    --
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

On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of the Company.

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

   For the nine months ended September 30, 1999 and 1998,  depreciation  expense
   of  approximately  $118,626  and  $96,340,   respectively,   was  charged  to
   operations.

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

   The Company uses the asset and liability method of accounting for income taxes. At September 30, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of September 30, 1999, the deferred tax asset related to the Company's nine month 1999 consolidated net operating loss carryforward is fully reserved.

9. Income (Loss) per share
   -----------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.


Note 3 - Trust Funds and Restricted Cash

Pursuant to State law or Company policy, certain portions of contracts related to the sales of prearranged funeral services and funeral merchandise and cemetery spaces, mausoleum crypts and related merchandise are deposited into a common trust for the period ended September 30, 1999 and in separate trusts for the period ended September 30, 1998 to provide funds for the fulfillment of the underlying contracts and/or perpetual care of the cemetery property.

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


                         United Community Holdings, Inc.

             Notes to Consolidated Financial Statements - Continued


Note 3 - Trust Funds and Restricted Cash - Continued

As of September 30, 1999 and 1998, the trust funds and resultant restricted cash consist of the following components:

                                                                                       1999             1998
                                                                                      --------         --------

         Trust cash                                                                  $    (265)        $ 43,222
         Marketable securities, at fair market value                                    42,156                -
            Unrealized (gains) losses on marketable securities                          77,123                -
         Amounts due to trust funds from future contract collections                  (104,960)         (21,912)
                                                                                       -------           ------

         Restricted cash                                                             $  14,054         $ 21,310
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

As of September 30, 1999 and 1998, the marketable  securities  held in the trust funds consist entirely of equity securities and are summarized as follows:
                                                                                       1999             1998
                                                                                      --------         --------

      Aggregate fair value                                                            $ 42,156         $    -
      Gross unrealized holding gains                                                  $      -         $    -
      Gross unrealized holding losses                                                 $ 77,123         $    -
      Amortized cost basis                                                            $119,279         $    -



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


(2)   General Information

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

(3)   Results of Operations


The operations for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 show a continued maturation and market acceptance of the products and operations of the Company's Rosemont subsidiary. Recognized revenues for the first nine months of 1999 were approximately $286,000 as compared to approximately $165,000 for the same period of the preceding year. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts.

The Company incurred cost of sales and providing services of approximately $134,000 and $118,000, respectively, for the nine months ended September 30, 1999 and 1998. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. The Company realized gross profits of approximately $152,000 (53.06%) for the nine months ended September 30, 1999 as compared to approximately $118,000 (71.64%) for the nine months ended September 30, 1998. This change in gross profit percentage is due to management's value-based product pricing policies to provide quality funeral and burial services to the general public

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $232,000 for the nine months ended September 30, 1999 as compared to approximately $386,000 for the same period of 1998. Interest expense decreased by approximately $38,000, from approximately $192,000 for the nine months ended September 30, 1998 to approximately $154,000 for the nine months ended September 30, 1999. This decrease in interest expense is directly related to the 1998 debt restructuring of short-term borrowings into a long-term debt agreement and/or the net retirement of amounts due on the Company's line of credit during 1999. Depreciation and amortization is relatively constant based on the completion of the Rosemont visitors center and related placement into service during the first quarter of 1998 and some additions to property and equipment during 1999.

The principal source of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

Earnings per share improved from $(0.08) per share for the first nine months of 1998 to approximately $(0.04) per share for the first nine months of 1999.


(4)   Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(224,000) and $(553,000) for the first nine months of 1999 and 1998, respectively. These deficits were supported through advances on the Company's bank line of credit or through controlling shareholder advances. The Company has completed the development of the initial cemetery garden, visitors center and other funeral related buildings. The Company continues the process of constructing Phase II to its Mausoleum and the second and third cemetery gardens as internally generated funds and consumer demand permits. Management is of the opinion that it has sufficient cemetery spaces and mausoleum crypts to meet current demands and construct additional capacity within the parameters of existing cash flows.

During the third quarter of 1998, the Company entered into a $2,220,000 long-term note payable to a bank. The note bears interest at 8.00% and is payable in monthly installments of approximately $18,569, including interest. Any unpaid principal and interest is due at the note's maturity in June 2003. The note is secured by land, accounts receivable from prearranged funeral contracts and cemetery property sales contracts and the personal guarantee of the Company's controlling shareholder. The proceeds of this note were used to refinance various short-term notes payable by the Company.

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


(5)   Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has completed its detailed review by September 1, 1999 and has completed any modifications, upgrades or replacements. No significant expenditures were required as a result of this exercise and, accordingly, the costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations.

The Company continues to monitor its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change. However, there can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.


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


--------------------------------------------------------------------------------


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITED COMMUNITY HOLDINGS, INC.


November    2   , 1999                       /s/ James F. Robinson.
         -------                             -----------------------------------
                                                               James F. Robinson
                                                         Chairman and  President

November    2   , 1999                       /s/ Margaret R. Lauro
         -------                             -----------------------------------
                                                               Margaret R. Lauro
                                                         Secretary/Treasurer and
                                                        Chief Accounting Officer