Form 10KSB
period 1999-12-31
UNITED COMMUNITY HOLDINGS INC
filed 2000-03-30
CIK 1016130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1999

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

As of March 27, 1999 the issuer had 8,000,818 shares of common stock issued and outstanding.

PART 1

Item 1      DESCRIPTION OF THE BUSINESS


General

History of Corporations forming the Registrant

         This registrant was incorporated on May 31, 1989 with the name Professionalistics, Inc. under the laws of the State of Delaware. It changed its name to Pacific Great China Co., Ltd. (herein "PGCC") on May 8, 1996 in anticipation of a planned business acquisition or merger transaction. Subsequently, during 1996, the anticipated business acquisition or merger transaction was abandoned and canceled. PGCC's principal shareholder was Halter Capital Corporation, a Delaware corporation specializing in providing consulting services, especially to small businesses.

         On December 17, 1998 PGCC changed its state of incorporation from Delaware to Nevada by means of a merger with and into United Community Holdings, Inc., a Nevada corporation (herein "UCHI") formed solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of UCHI are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the company's name to United Community Holdings, Inc. and modified the company's capital structure to allow for the issuance of 50,000,000 total equity shares, consisting of 50,000,000 shares of common stock with a par value of $0.00001 per share (herein the "Common Stock).

         Prior to its merger with PGCC, UCHI did not engage in any business activities and the business purpose of UCHI was primarily to seek out and obtain an acquisition or merger transaction whereby its stockholders would benefit by owning an interest in a viable business enterprise. Since UCHI had no operations or significant assets, its principal potential for profits came solely from the business or operations it would receive in an acquisition or merger transaction. A merger or acquisition transaction with UCHI would allow a privately held company to become a publicly owned corporation with a broad shareholder base without experiencing the substantial time delays and financial expenditures imposed by some of the filing requirements of federal and state securities laws.

         Rosemont Gardens Funeral Chapel-Cemetery, Inc. (herein "Rosemont") was incorporated on March 4, 1994 under the laws of the State of Mississippi. Rosemont has an authorized capital stock of 10,000 shares of common stock, of which only 1000 shares are issued and outstanding. All of its outstanding shares were originally owned by James F. Robinson. Rosemont founded in 1994 a funeral home and cemetery in Jackson, Mississippi that it operates. This business is known as Rosemont Gardens Memorial Park. See "Description of UCHI's Business and Plans for Development", below.

 Control of  UCHI Purchased by Robinson

         In January 1999, pursuant to a Stock Purchase Agreement signed on November 19, 1998, James F. Robinson (herein "Robinson") obtained a controlling interest in UCHI by acquiring from Halter Capital Corporation 7,200,000 shares, or approximately 90% of the issued and outstanding common stock, of UCHI. Robinson paid $50,000 cash as consideration for that stock and for other services to be rendered by Halter Capital Corporation ("HCC"). As of December 17, 1998 Pacific Great China Co., Ltd., a Delaware corporation, had more than 700 shareholders but no assets and no liabilities. On that same date PGCC executed a Merger Agreement with UCHI whereby PGCC was merged with and into UCHI, with one share of UCHI's common stock being exchanged for each share of common stock of PGCC then outstanding. As a result, United Community Holdings, Inc., a Nevada corporation, is the surviving corporation resulting from that merger and the registrant filing this registration statement.


Acquisition of Rosemont Gardens Funeral Chapel-Cemetery, Inc.

         As of January 1, 1999, Robinson and UCHI entered into a Stock Purchase Agreement (under that date) whereby Robinson sold all of the stock in Rosemont which he then owned (representing 100% of the issued and outstanding shares of Rosemont) to UCHI in exchange for 1000 shares of UCHI's common stock. As a result of this transaction Rosemont has become a wholly owned subsidiary of UCHI and at present it is its only operating subsidiary.

         As discussed above, the reason UCHI entered into this transaction with Robinson was so that it could complete an acquisition or merger transaction whereby its shareholders would benefit by owning an interest in a viable business enterprise. Specifically, UCHI desired to enter into a transaction with a company such as Rosemont that on a consolidated basis either presently qualified, or in the near future would qualify, for listing on the Nasdaq SmallCap Market. Upon analysis of Robinson's business plan for Rosemont (See "Description of UCHI's Business and Plans for Development", below), it was determined that UCHI had specific plans to meet the assets and net worth criteria to be listed on the Nasdaq SmallCap Market. For these reasons, UCHI believed it could best enhance its shareholders' interests in the registrant by consummating this transaction with Robinson.

         UCHI's principal office, as well as the principal office of Rosemont, is located at 3935 Interstate 55 South, Jackson, Mississippi 39212. The telephone number for both is (601) 371-0009.

Current Operations of UCHI

         UCHI continues to analyze the dramatically and rapidly changing industry conditions and to develop proactive business strategies. As the acquisition landscape began challenging following negative announcements by larger industry players during the year, UCHI started to identify strategies. We intend to prepare our company for significant and opportunistic growth due to our belief that there will be dramatic ownership restructuring of previously consolidated industry assets by others over the next 12 to 24 months. Accordingly, we will seek to align ourselves with one or more capital partners that share our view of the opportunities in the industry.

         UCHI currently owns 100% of the stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. Rosemont Gardens currently operates in Jackson, Mississippi where cremation only represents 2% of services as compared to as much as 50% in some areas. We have aggressively moved into the funeral and cemetery business and are servicing its pre-need and at-need customers. We also operate a vault manufacturing section which also provides vault merchandise to our customers on-site. We furnish transportation for our at-need funeral services and also have available a mortuary and/or embalming facility to facilitate the funeral home's embalming services.

         Rosemont Gardens has doubled its funeral volume over 1998 and is poised to make a significant gain in the Year 2000. Administrative offices are maintained with a staff of personnel for the purposes of keeping records of pre-need sales and customer services. Funeral directors are on staff to conduct the day to day funeral services.

         Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Description of UCHI's Business and Plans for Development

         UCHI's strategic plan is to acquire and/or construct, own and operate funeral homes, cemeteries and pre-arrangement centers at various strategically selected sites in the Southeastern portion of the United States. Each geographic area selected for development of these community-based funeral homes/cemetery operations and pre-need centers will be developed in a "cluster" of facilities. The exact composition of each cluster will vary depending on the anticipated demands for the company's services in each geographic area selected and the results of a study to be conducted by UCHI of various demographic factors, as well as the present and potential markets for funeral homes, cemeteries and pre-arrangement service centers. The clustering of existing operating facilities which have been acquired along with the construction of economical satellite facilities  and  pre-arrangement  sales  centers  will  provide  UCHI  with  the appearance of an "overnight" presence in the communities selected for development. Clustering these facilities will also help to ensure that an adequate cash flow can be generated by the facilities in each cluster to assure financial independence and reduce the need for cash infusions from other operating clusters. This clustering approach and the use of standardized designs for the physical facilities will limit construction costs and increase operational economies. The cluster concept will permit the economical sharing of personnel and other resources among the facilities in each cluster, for example, embalming facilities, hearses, cremation equipment, administrative and financial services, etc. Actual clusters will vary in configuration from area to area depending on the availability of existing operating facilities, the population of the geographic area, the perceived needs in the area and other factors.

         During its initial development phase, UCHI will seek to acquire ownership interests in existing funeral and/or cemetery operations and facilities, including undeveloped acreage to be used for new funeral and/or cemetery operations, all of which will be located in the Southeastern portion of the United States. UCHI may acquire such properties and operations directly using leverage, newly raised capital or its own internal funds, or by the issuance of additional shares of stock of UCHI which are currently authorized but unissued. There is no assurance that UCHI will acquire ownership of, or a controlling interest in, any of the aforementioned types of properties or businesses and, as of the date of this registration statement, UCHI has no contracts or understandings to acquire any such properties or businesses and has not yet held any discussions which might result in any such acquisitions or purchases. While UCHI's management is hopeful that such acquisitions or purchases can be consummated on favorable terms, it can make no such representations.

         Management believes that there are opportunities for UCHI to acquire ownership interests in several existing operations in its industry that are under-performing in their markets due to ineffective management and marketing or substandard facilities. UCHI may attempt to acquire such operations and, by using UCHI's experienced staff of professionals, to increase the efficiency and profitability of such operations and/or remodel the existing facilities, while creating a larger network of funeral homes and cemeteries that can benefit from UCHI's unique approach to serving its clientele.

         At the present time UCHI has not identified any specific business opportunity that it plans to pursue, nor has UCHI reached any agreement or definitive understanding with any person concerning an acquisition. Moreover, none of UCHI's officers, directors or promoters, and no affiliate of UCHI, has had any preliminary contact or discussions with a representative of any other company regarding the possibility of an acquisition or merger between UCHI and such other company. No assurance can be given that UCHI will be successful in finding or acquiring a desirable business opportunity or that any acquisition that occurs will be on terms that are favorable to UCHI and its stockholders, given the fact that only limited funds are currently available for acquisitions and that UCHI does not know whether it can raise the additional capital which it believes is necessary to expand.

         It is  anticipated  that  business  opportunities  will  come to UCHI's attention from various sources, including its officers and directors, its stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. UCHI has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for UCHI.

         UCHI does not foresee that it would purchase an interest in or enter into a contract with any business with which an officer or director of UCHI is affiliated. Should UCHI's management determine in the future, contrary to management's current expectations, that a transaction with an affiliate would be in the best interests of UCHI and its stockholders, UCHI is permitted by Nevada law to enter into such a transaction if:

         (1) The material facts as to the relationship or interest of the affiliate and as to the contract or transactions are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

         (2) The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

         (3) The contract or transaction is fair as to UCHI as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

         The analysis of business opportunities will be undertaken by or under the supervision of UCHI's executive officers and directors. See "Management." UCHI anticipates that it will consider, among other things, the following factors:

         (1) Potential for growth and profitability, and anticipated market expansion;

         (2) Competitive position, as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         (3) Strength and diversity of existing management or management prospects that are scheduled for recruitment;

         (4) Capital requirements and anticipated availability of required funds, to be provided by UCHI or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         (5) The cost of participation by UCHI as compared to the perceived tangible and intangible values and potential of such an acquisition;

         (6)      The extent to which the business opportunity can be advanced;

         (7) UCHI's perception of how any particular business opportunity will be received by the investment community and by UCHI's stockholders;

         (8) The accessibility of required management expertise, personnel, services, professional assistance, and other required items; and

         (9) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of UCHI, following the business combination, to qualify to be listed on a national automated securities quotation system, such as Nasdaq.

         UCHI has no employees but Rosemont currently employs approximately ten people on a full time basis. No employees are members of collective bargaining units.
                                       5

Environmental Matters

UCHI is not aware of any environmental liability relating to its facilities or operations that would have a material adverse affect on UCHI, its business, assets or results of operations.

Inflation

Inflation has not historically been a material effect on UCHI's operations and is not expected to have a material impact on the company or its operations in the future.

 Competition

The funeral home/cemetery industry in the United States has historically been highly fragmented, consisting of numerous small operations, typically owned by a family with strong ties to its local geographic service area. Many of these family-owned businesses do not have successors who are active in the management of the business. Based on past experience with such owners and the dynamics of the industry, UCHI believes that many of these business es can be acquired at attractive cash flow multiples.

Nevertheless, in the past twenty years there has been a growing trend in this industry toward mergers and consolidation and several large corporations have acquired thousands of formerly independent operators. While some of these giant competitors have recently evidenced problems (apparently resulting from difficulties in economically assimilating their past acquisitions and/or making acquisitions that were priced unrealistically), these large competitors have assets, readily marketable stock, cash and other advantages in negotiating potential merger or acquisition transactions that UCHI, at its current size, can not effectively counter.


Item 2.  Description of Property

Jackson, Mississippi Property

         Rosemont Gardens Memorial Park, which is owned by UCHI's subsidiary, Rosemont Gardens Funeral Chapel-Cemetery, Inc. is situated on 106 acres of land located within the city limits of Jackson, Mississippi. It is a combination funeral home and perpetual care cemetery and mausoleum. The funeral home contains approximately 17,000 square feet and is designed in the fashion of an ante-bellum mansion. Its dramatic presentation - high upon a hill bordering Interstate 55 - offers impressive visibility and has enabled rapid name recognition. It has been designed to be the "flagship" of a national chain of community funeral homes and pre-arrangement centers. This facility is currently large enough to accommodate the financial, administrative and training facilities that UCHI and its subsidiary will need for several years.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to securities holders during the year ended December 31, 1999.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of March 15, 1999, there were 681 holders on record of the Company's common stock, holding a total of 8,000,818 shares.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On November 19, 1998, the Company's then majority shareholder sold 7,200,000 shares of the 7,750,129 shares held by the then majority shareholder to an unrelated third party in anticipation of a business combination transaction whereby the Company would merge with and into a privately held operating company during the first quarter of 1999.

On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of the Company

The acquisition of Rosemont by the Company was accounted in accordance with the provisions of Interpretation #39 of Accounting Principles Board Opinion #16, whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis with the Company being the parent company and Rosemont being a wholly-owned subsidiary. These consolidated entities are referred to as Company. Accordingly, the consolidated financial statements of the Company and Rosemont represent the historical consolidated financial statements as of the first day of the first period presented.

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

(3)  Results of Operations

Year ended December 31, 1999 compared to the year ended December 31, 1998
-------------------------------------------------------------------------

The operations for the year ended December 31, 1999 compared to the year ended December 31, 1998 show a continued maturation and market acceptance of the products and operations of the Company's Rosemont subsidiary. Recognized revenues for 1999 were approximately $400,000 as compared to approximately $251,000 for the preceding year. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts.

The Company incurred cost of sales and providing services of approximately $183,000 and $168,000, respectively, for the years ended December 31, 1999 and 1998. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. Total commissions expense, principally incurred on the sales of pre-need contracts for funeral services and/or cemetery spaces or crypts was approximately $61,000 and $78,000, respectively, during 1999 and 1998.

The Company realized gross profits of approximately $217,000 (54.286%) for Calendar 1999 as compared to approximately $83,000 (33.09%) for Calendar 1998. This change in gross profit percentage is due to management's value-based product pricing policies to provide quality funeral and burial services to the general public and the direct charge to operations for commissions at the inception of a long-term receivable for either pre- need funeral services or cemetery spaces/crypts. Periods in which there are high sales of new long-term contracts without either the provision of funeral services or the receipt of at least 25% of the initial contract price on cemetery spaces or crypts will cause fluctuations and lower gross profit percentages due to the Company's revenue recognition policies.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $344,000 for Calendar 1999 as compared to approximately $481,000 for Calendar 1998. Interest expense decreased by approximately $48,000, from approximately $236,000 for Calendar 1998 to approximately $188,000 for Calendar 1999. This decrease in interest expense is directly related to the 1998 debt restructuring of short-term borrowings into a long-term debt agreement and/or periodic reductions in the Company's line of credit during the year as cash collections on long-term receivables for funeral services and/or cemetery spaces or crypts allowed during 1999. Depreciation and amortization is relatively constant based on the completion of the Rosemont visitors center and related placement into service during the first quarter of 1998 and some additions to property and equipment during 1999.

The principal source of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

Earnings per share improved from $(0.09) per share for 1998 to approximately $(0.06) per share for 1999.

Year ended December 31, 1998 compared to the year ended December 31, 1997
-------------------------------------------------------------------------

The operations for the year ended December 31, 1998 compared to the year ended December 31, 1997 represent the first full year of operations for the Company's Rosemont subsidiary. Recognized revenues for 1998 were approximately $251,000 as compared to approximately $89,000 for the preceding year. The Company's facilities opened for business mid-first quarter of 1998 and was under construction during periods prior to that. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts.

The Company incurred cost of sales and providing services of approximately $168,000 and $63,000, respectively, for the years ended December 31, 1998 and 1997. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. Total commissions expense, principally incurred on the sales of pre-need contracts for funeral services and/or cemetery spaces or crypts was approximately $78,000 and $45,000, respectively, during 1998 and 1997.

The Company realized gross profits of approximately $83,000 (33.09%) for Calendar 1998 as compared to approximately $26,000 (29.25%) for Calendar 1997. This change in gross profit percentage relates to the utilization of management's revenue recognition accounting policies whereby aggregate receipt of the initial sales price on the sale of cemetery spaces or crypts will trigger the appropriate revenue recognition in the accompanying financial statements. Further, the Company charges sales commissions for long-term contracts for pre-need funeral services and/or cemetery spaces or crypts to operations at the time the long-term contract is executed. Further, the opening of the Company's visitor center and initial burial garden and Phase I of the Mausoleum during the first quarter of 1997 allowed the Company to begin providing burial services and experience the market acceptance of the Company's products and services.
Management anticipates future growth in revenue recognition as its long- term contracts for cemetery space or crypt sales mature to the point where at least 25% of the initial sales price is collected by the Company and the recognition of revenues for funeral services and interments increase as the Company's position in its trade area matures.

Periods in which there are high sales of new long-term contracts without either the provision of funeral services or the receipt of at least 25% of the initial contract price on cemetery spaces or crypts will contribute to commissions being charged to operations and, thereby, cause potentially significant fluctuations in the Company's gross profit percentages.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $481,000 for Calendar 1998 as compared to approximately $423,000 for Calendar 1997. Interest expense increased by approximately $192,000, from approximately $44,000 for Calendar 1997 to approximately $236,000 for Calendar 1998. This increase in interest expense is directly related to increase in debt during the last six months of 1997 and into the first six months of 1998 to complete the construction of the Company's visitor center and to support the initial operations of the Company while the Company's pre-need long-term receivables for funeral services and/or cemetery spaces or crypts matured to provide positive cash flows. All short-term debt incurred in 1997 and 1998 was restructured into a single long-term debt agreement in the third quarter of 1998, as discussed below. Depreciation and amortization increased from approximately $45,000 for 1997 to approximately $130,000 for 1998 due to the Company's visitor center being completed and placed into service during the first quarter of 1998.

During 1997 and 1998, the principal source of cash to support daily operations was from short-term debt (which was subsequently restructured into a long-term agreement) and from shareholder advances which were converted to additional paid-in capital by the shareholder. Future cash requirements are anticipated to be met through collections on the Company's long-term contracts for future funeral services or the sale of cemetery spaces or crypts.

Due to increases in interest expense and depreciation during 1998, caused a deterioration in the Company's earnings per share to $(0.09) per share for 1998 to approximately $(0.06) per share for 1997.

(4)  Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(530,000), $(735,000) and $(608,000) for the years ended December 31, 1999, 1998 and 1997, respectively. The operating cash deficits in excess of cash collected on long-term receivables for funeral services and/or cemetery spaces or crypts were supported through advances on the Company's bank line of credit or through controlling shareholder advances. The Company completed the development of the initial cemetery garden, visitors center and other funeral related buildings during 1998. The Company continues the process of constructing Phase II to its Mausoleum and the second and third cemetery gardens as internally generated funds and consumer demand permits. Management is of the opinion that it has sufficient cemetery spaces and mausoleum crypts to meet current demands and construct additional capacity within the parameters of existing cash flows.

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

(5)  Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company held discussions with certain of its software suppliers with respect to the Y2K date change. The Company was not required to modify or replace significant portions of its computer hardware or software and approximately $2,500, principally for computer software and hardware, was expended for costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations.

The Company monitored its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change. To date, the Company has not experienced any adverse effect from the advent of Year 2000. However, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will not experience unforseen problems during the Year 2000.

Item 7.  Financial Statements


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY

                    (formerly Pacific Great China Co., Ltd.)

                                    CONTENTS

                                                                            Page


Report of Independent Certified Public Accountants                           F-3

Consolidated Financial Statements

   Consolidated Balance Sheets

     as of December 31, 1999 and 1998                                        F-4

   Consolidated Statements of Operations and Comprehensive Income

     for the years ended December 31, 1999 and 1998                          F-6

   Consolidated Statement of Changes in Shareholders' Equity

     for the years ended December 31, 1999 and 1998                          F-7

   Consolidated Statements of Cash Flows

     for the years ended December 31, 1999 and 1998                          F-8

   Notes to Consolidated Financial Statements                                F-9

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
United Community Holdings, Inc.
   (formerly Pacific Great China Co., Ltd)

We have audited the accompanying consolidated balance sheets of United Community Holdings, Inc. (formerly Pacific Great China Co., Ltd) (a Nevada corporation) and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Holdings, Inc. (formerly Pacific Great China Co., Ltd.) and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.




                                                         S. W. HATFIELD, CPA

Dallas, Texas
March 17, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                      F-3




                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS

                                                                   1999           1998
                                                               -----------    -----------

Current assets

   Cash on hand and in bank                                    $     8,583    $     1,327
   Restricted cash                                                  58,920         52,795
   Accounts receivable-at need, net of allowance
     for doubtful accounts of $12,500 and $-0-, respectively         4,359         11,616
   Other current assets                                              9,109         12,721
                                                               -----------    -----------

     Total current assets                                           80,971         78,459
                                                               -----------    -----------


Property and equipment - at cost

   Buildings                                                     2,354,061      2,354,061
   Roads, common cemetery areas and landscaping                    338,504        326,930
   Vehicles, equipment and office furnishings                      248,635        192,252
                                                               -----------    -----------
                                                                 2,941,200      2,873,243
   Accumulated depreciation                                       (369,991)      (205,451)
                                                               -----------    -----------
                                                                 2,571,209      2,667,792
   Land                                                            107,580        107,580
                                                               -----------    -----------

     Net property and equipment                                  2,678,789      2,775,372
                                                               -----------    -----------


Other assets

   Cemetery property - at cost                                   1,111,977      1,086,037
   Prearranged funeral contracts                                 1,420,878      1,263,109
   Long-term receivables for cemetery property sales               353,770        365,295
   Other                                                            14,597         18,844
                                                               -----------    -----------

     Total other assets                                          2,901,222      2,733,285
                                                               -----------    -----------

     TOTAL ASSETS                                              $ 5,660,982    $ 5,587,116
                                                               ===========    ===========


                                  - Continued -







The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1999 and 1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       1999            1998
                                                    -----------    -----------
Current liabilities

   Notes payable                                    $   400,000    $   365,000
   Current maturities of long-term debt                  68,451         46,203
   Accounts payable and other accrued liabilities        88,451        110,070
                                                    -----------    -----------

     Total current liabilities                          556,902        521,273
                                                    -----------    -----------


Long-term liabilities

   Long-term debt, net of current maturities          2,136,045      2,152,358
   Deferred prearranged funeral contract revenues     1,912,748      1,599,220
   Deferred cemetery property sale revenues             393,728        363,370
   Shareholder loan                                        --             --
                                                    -----------    -----------

     Total liabilities                                4,999,423      4,636,221
                                                    -----------    -----------


Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized
     None issued and outstanding                           --             --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     8,000,818 shares issued and outstanding                 80             80
   Additional paid-in capital                         2,954,705      2,777,070
   Accumulated deficit                               (2,293,226)    (1,826,255)
                                                    -----------    -----------

     Total shareholders' equity                         661,559        950,895
                                                    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,660,982    $ 5,587,116
                                                    ===========    ===========









The accompanying notes are an integral part of these consolidated financial statements.




                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)
                    CONSOLIDATEDSTATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME Years ended
                           December 31, 1999 and 1998

                                                           1999           1998
                                                       -----------    -----------

Revenues

   Funeral revenues                                    $   172,327    $   149,057
   Cemetery sales                                          206,685         81,185
   Finance charge and related revenues                      21,442         20,415
                                                       -----------    -----------
     Total revenues                                        400,454        250,657
                                                       -----------    -----------

Cost of sales and direct expenses
   Allocated cost of cemetery spaces and crypts             22,566         15,325
   Cost of cemetery merchandise and funeral services        99,757         74,046
   Sales commissions                                        60,759         78,343
                                                       -----------    -----------
     Total cost of sales and direct expenses               183,082        167,714
                                                       -----------    -----------

Gross profit                                               217,372         82,943
                                                       -----------    -----------

Operating expenses
   General and administrative expenses                     343,725        480,777
   Interest expense                                        188,394        235,993
   Depreciation and amortization                           164,746        129,693
                                                       -----------    -----------
     Total operating expenses                              696,865        846,463
                                                       -----------    -----------

Loss from operations                                      (479,493)      (763,520)

Other income (expense)
   Interest and other income                                14,575         32,522
                                                       -----------    -----------

Loss before income taxes                                  (464,918)      (730,998)

Income taxes                                                (2,053)          --
                                                       -----------    -----------

Net Loss                                                  (466,971)      (730,998)

Other comprehensive income                                    --             --
                                                       -----------    -----------

Comprehensive Loss                                     $  (466,971)   $  (730,998)
                                                       ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic                      $(0.06)        $(0.09)
                                                             =====          =====

Weighted-average number of shares
   of common stock outstanding - Basic                   8,000,818      8,000,818
                                                       ===========    ===========







The accompanying notes are an integral part of these consolidated financial statements.




                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                        SHAREHOLDERS' EQUITY Years ended
                           December 31, 1999 and 1998

                                                            Additional
                                     Common stock            paid-in     Accumulated
                                  # shares     Amount        capital       deficit         Total
                               -----------   -----------   -----------   -----------    -----------

Balances at
   January 1, 1998,
   as reported                   7,999,818   $        80   $     5,438   $    (5,518)   $      --

Acquisition of Rosemont
   Gardens Funeral Chapel-
   Cemetery, Inc.                    1,000          --          80,836    (1,089,739)    (1,008,903)
                               -----------   -----------   -----------   -----------    -----------

Balances at
   January 1, 1998,
   as restated                   8,000,818            80        86,274    (1,095,257)    (1,008,903)

Shareholder loans
   contributed to additional
   paid-in capital                    --            --       2,690,796          --        2,690,796

Net loss for the year                 --            --            --        (730,998)      (730,998)
                               -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 1998             8,000,818            80     2,777,070    (1,826,255)       950,895

Shareholder contributions             --            --        177, 635          --          177,635

Net loss for the year                 --            --            --        (466,971)      (466,971)
                               -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 1999             8,000,818   $        80   $ 2,954,705   $(2,293,226)   $   661,559
                               ===========   ===========   ===========   ===========    ===========








The accompanying notes are an integral part of these consolidated financial statements.



                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                                           1999         1998
                                                                         ---------    ---------

Cash flows from operating activities

   Net loss for the year                                                 $(466,975)   $(730,998)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                       168,786      131,881
       Capitalized construction period interest                               --         (9,725)
       Allocated cost of cemetery spaces and crypts                         22,568       15,325
       Allowance for doubtful accounts                                        --         12,500
       Gain on sale of Trust fund marketable securities                       --        (28,927)
       (Increase) Decrease in:
         Accounts receivable                                                 7,257      (24,116)
         Other assets                                                        3,612      (10,588)
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities                    (21,516)      10,161
         Deferred revenues                                                (243,667)    (100,605)
                                                                         ---------    ---------
Net cash used in operating activities                                     (530,035)    (735,092)
                                                                         ---------    ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                      (6,125)       1,023
   Capital expenditures for property, equipment and cemetery property      (95,381)    (451,055)
   Cash collected on prearranged funeral contract receivables              215,517      194,379
   Cash collected on long-term receivables for cemetery property sales     225,792      103,284
                                                                         ---------    ---------
Net cash used in investing activities                                      339,803     (152,369)
                                                                         ---------    ---------

Cash flows from financing activities
   Net activity on bank line of credit                                      35,000      365,000
   Principal (paid) received on long-term note payable                      (2,448)     (21,439)
   Cash paid for loan fees                                                    --        (20,200)
   Funding received on long-tern lease payables                               --         42,532
   Principal repayments on long-term lease payables                        (12,699)      (1,153)
   Contributed capital by shareholder                                      177,635      230,903
   Net increase in shareholder loan                                           --           --
                                                                         ---------    ---------
Net cash provided by financing activities                                  197,488      595,643
                                                                         ---------    ---------

Increase (Decrease) in cash                                                  7,256     (291,818)

Cash at beginning of year                                                    1,327      293,145
                                                                         ---------    ---------

Cash at end of year                                                      $   8,583    $   1,327
                                                                         =========    =========

Supplemental disclosure of interest and income taxes paid
     Interest paid for the year                                          $ 190,043    $ 243,530
                                                                         =========    =========
     Income taxes paid for the year                                      $    --      $    --
                                                                         =========    =========

Supplemental disclosure of non-cash investing and financing activities
   Vehicle acquired with long-term debt                                  $  21,082    $    --
                                                                         =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 19, 1998, the Company's then majority shareholder sold 7,200,000 shares of the 7,750,129 shares held by the then majority shareholder to an unrelated third party in anticipation of a business combination transaction whereby the Company would merge with and into a privately held operating company during the first quarter of 1999.

On February 28, 1999, effective as of January 1, 1999, the Company exchanged 1,000 shares of restricted, unregistered common stock with its then current majority shareholder for 100.0% of the issued and outstanding stock of Rosemont Gardens Funeral Chapel-Cemetery, Inc. (a Mississippi corporation) (Rosemont). At closing, Rosemont became a wholly-owned subsidiary of the Company

The acquisition of Rosemont by the Company was accounted in accordance with the provisions of Interpretation #39 of Accounting Principles Board Opinion #16, whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis with the Company being the parent company and Rosemont being a wholly-owned subsidiary. These consolidated entities are referred to as Company. Accordingly, the consolidated financial statements of the Company and Rosemont represent the historical consolidated financial statements as of the first day of the first period presented.

Rosemont Gardens Funeral Chapel-Cemetery, Inc. (Company) was incorporated on March 4, 1994 under the laws of the State of Mississippi. The Company's operations consist of a funeral home and cemetery operation in Jackson, Mississippi. Company personnel at the funeral service location provide all professional services related to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at the funeral service location. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms, conditions and price of a funeral to be performed at an unknown future date at the time the contract is executed. The Company's cemetery provides cemetery interment rights (including mausoleum crypts and lawn spaces) and certain merchandise including stone and bronze memorials and burial vaults. These items may be sold on either a pre-need or an at-need basis. Company personnel at the cemetery site perform interment services and provide management and maintenance of the cemetery grounds.

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

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

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

2.   Accounts receivable
     -------------------

     In the normal course of business, the Company extends unsecured credit to its at-need customers which are regionally concentrated in and around Jackson, Mississippi. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non- performance.

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

     For the years ended  December  31, 1999 and 1998,  depreciation  expense of
     approximately   $164,540  and  $128,453,   respectively,   was  charged  to
     operations.

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

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.   Funeral operations - continued
     ------------------

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

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.   Cemetery operations - continued
     -------------------

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

7.   Organization costs
     ------------------

     Costs related to the formation and organization of the Company have been capitalized and are being amortized over a five year period, using the straight-line method.

8.   Income taxes
     ------------

     The Company filed a separate corporate federal income tax return through December 31, 1998. Due to the change in control occurring in 1998, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

     Rosemont, with the consent if its former sole shareholder, elected under the Internal Revenue Code to be taxed as an "Subchapter S corporation", through December 31, 1998. In lieu of corporate income taxes, the shareholder of a "Subchapter S corporation" is taxed directly on the Company's taxable income. Accordingly, no provision, benefit or liability for income taxes is included in the accompanying financial statements.

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 1999 and 1998, the Company's deferred tax asset is fully reserved.

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the Company had no warrants and options outstanding which could be deemed to be dilutive.

10.  Accounting standards to be adopted
     ----------------------------------

     Upon  the  adoption  of a  formal  stock  compensation  plan,  the  Company
     anticipates   using  the  "fair  value  based  method"  of  accounting  for compensation based stock options pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under the fair value based method, compensation cost will be measured at the grant date of the respective option based on the value of the award and will be recognized as a charge to operations over the service period, which will usually be the respective vesting period of the granted option(s).

NOTE C - LONG-TERM RECEIVABLES

The Company's long-term receivables related to prearranged funeral contracts and cemetery sales are anticipated to be collected pursuant to contractually scheduled payments as follows:

                                                   Year ending
                                                  December 31,     Principal due
                                                  ------------     -------------
                                                      2000            $  323,610
                                                      2001               254,629
                                                      2002               336,210
                                                      2003               184,017
                                                      2004               153,144
                                                   Thereafter            376,794
                                                                        --------

                                                      Total           $1,628,404
                                                                      ==========

NOTE D - CEMETERY PROPERTY

Cemetery property consists of the following at December 31, 1999 and 1998, respectively:

                                                        1999             1998
                                                     ----------       ----------
   Developed cemetery gardens, net of
     spaces sold with revenue recognition            $   82,802       $   95,155
   Cemetery gardens in development                       27,390           26,698
   Mausoleum crypts, net of crypts sold                 344,311          306,710
   Undeveloped                                          657,474          657,474
                                                     ----------       ----------

     Total                                           $1,111,977       $1,086,037
                                                     ==========       ==========





                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - NOTES PAYABLE

Notes payable consist of the following at December 31, 1999 and 1998, respectively:

                                                                                  1999             1998
                                                                                 -------          -------

$400,000 revolving line of credit payable to a bank. Interest at the Bank's prime rate (8.50% at December 31, 1999). Interest payable monthly. Principal and unpaid interest due at maturity in March 2000. Secured by land, accounts receivable from prearranged funeral contracts and cemetery property sales contracts and

   the personal guarantee of the Company's shareholder.                             400,000          365,000
                                                                                  ---------       ----------

     Total notes payable                                                         $  400,000       $  365,000
                                                                                  =========        =========


NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1999 and 1998:

                                                                                  1999             1998
                                                                                 -------          -------
$2,220,000 note payable to a bank.  Interest at 8.00%.
   Payable in monthly installments of approximately
   $18,569, including interest.  Any unpaid principal
   and interest is due at maturity in June 2003.  Secured
   by land, accounts receivable from prearranged funeral
   contracts and cemetery property sales contracts and
   the personal guarantee of the Company's shareholder.                          $2,156,808       $2,198,561

$21,082 installment note payable to a bank.  Interest at
   7.25%.  Payable in monthly installments of approximately
   $655, including interest.  Final maturity in August 2002.
   Secured by a vehicle.                                                             19,008             -

$23,500 capital lease payable to a finance company.
   Interest at 15.6%.  Payable in monthly installments of
   approximately $539, including interest.  Final maturity
   in December 2003.  Secured by furniture and equipment.                            18,571             -

$14,850 capital lease payable to a finance company.
   Interest at 18.9%.  Payable in monthly installments of
   approximately $530, including interest.  Final maturity
   in December 2001.  Secured by furniture and equipment                             10,109             -
                                                                                  ---------        ----------
     Total long-term debt                                                         2,204,496        2,198,561

     Less current maturities                                                        (68,451)         (46,203)
                                                                                  ----------       ----------

     Long-term portion                                                           $2,135,045       $2,152,358
                                                                                 ==========       ===========


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - LONG-TERM DEBT - Continued

Future maturities of long-term debt are as follows:

                                                   Year ending
                                                   December 31,   Principal due

                                                     2000           $   68,451
                                                     2001               71,133
                                                     2002               69,036
                                                     2003            1,995,876
                                                                    ----------

                                                     Total          $2,204,496
                                                                    ==========

NOTE G - CONSTRUCTION PERIOD INTEREST

Pursuant to Statement of Financial Accounting Standard No. 62, "Capitalization of Interest Costs", the Company capitalizes interest incurred during the construction period related to the development of the cemetery property and funeral facilities. An analysis of interest both capitalized and charged to operations during the years ended December 31, 1999 and 1998, respectively, follows:

                                                     1999             1998


         Interest capitalized                    $           -     $ 13,742
         Interest charged to operations                      -      235,993
                                                  ------------     --------

         Total interest incurred                 $           -     $249,735
                                                  ============     ========



                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - TRUST FUNDS AND RESTRICTED CASH

Pursuant to State law or Company policy, certain portions of contracts related to the sales of prearranged funeral services and funeral merchandise and cemetery spaces, mausoleum crypts and related merchandise are deposited into a common trust, as of December 31, 1999 and 1998 to provide funds for the fulfillment of the underlying contracts and/or perpetual care of the cemetery property. . Separate trusts for funeral contracts, cemetery contracts and perpetual care were maintained through December 31, 1997,

The Company  recognizes as revenue on a current basis all dividends and interest earned, and net capital gains realized,  by all prearranged  funeral trust funds or escrow accounts, except in those states where earnings revert to the customer if a prearranged  funeral service or funeral  merchandise  contract is canceled.
The Company  recognizes  realized  trust income on these  merchandise  trusts in current  cemetery  revenues as trust earnings  accrue to defray  inflation costs
recognized  related  to  the  unpurchased  cemetery  merchandise.   The  Company
recognizes and withdraws  currently all dividend and interest income earned and, where permitted, capital gains realized by perpetual care funds.

As of December 31, 1999 and 1998, the trust funds and resultant restricted cash consist of the following components:

                                                                                    1999            1998
                                                                                  --------        --------

       Trust cash                                                                 $    820        $ 13,735
       Marketable securities, at fair market value                                  23,057         139,156
         Unrealized (gains) losses on marketable securities                         96,222         (19,877)
       Amounts due to trust funds from future contract collections                 (61,179)        (80,219)
                                                                                    ------         -------

       Restricted cash                                                            $ 58,920        $ 52,795
                                                                                    ======         =======

Marketable securities are considered available-for-sale. All unrealized gains or losses are excluded from earnings until such time that such gains or losses are realized upon the sale of the underlying security. For purposes of computing realized gains and losses, the specific identification method is used.

As of December 31, 1999 and 1998, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:

                                                                                    1999            1998
                                                                                  --------        --------

     Aggregate fair value                                                         $  23,057       $139,156
     Gross unrealized holding gains                                               $       -       $ 24,249
     Gross unrealized holding losses                                              $  96,222       $  4,372
     Amortized cost basis                                                         $119,279        $119,279





                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                    (formerly Pacific Great China Co., Ltd.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998, respectively.

                           Quarter ended  Quarter ended  Quarter ended  Quarter ended  Year ended
                              March 31,       June 30,   September 30,   December 31,  December 31,
                           -------------  -------------  -------------  -------------  -------------

1999
----
Funeral revenues           $    43,391    $    42,883    $    42,285    $    43,768    $   172,327
Cemetery sales                  77,295         35,147         39,790         54,453        206,685
Gross profit                    75,297         34,255         42,058         65,762        217,372
Net earnings
  from operations              (81,122)      (149,006)      (122,802)      (126,563)      (479,493)
Basic and fully
  diluted earnings
  per share                      (0.01)         (0.02)         (0.02)         (0.02)         (0.06)
Weighted-average
  number of shares
  issued and outstanding     8,000,818      8,000,818      8,000,818      8,000,818      8,000,818


1998
----
Funeral revenues           $    22,286    $     8,494    $    87,743    $    30,534    $   149,057
Cemetery sales                  13,095         60,363        (42,302)        50,029         81,185
Gross profit                    14,104         23,650          9,055         36,134         82,943
Net earnings
  from operations             (187,603)      (220,248)      (220,511)      (102,636)      (730,998)
Basic and fully
  diluted earnings
  per share                      (0.02)         (0.03)         (0.03)         (0.01)         (0.09)
Weighted average
  number of shares
  issued and outstanding     8,000,818      8,000,818      8,000,818      8,000,818      8,000,818




Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
                    Financial Disclosures

   None


Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The directors and officers of UCHI are listed below with information about their respective backgrounds.

Name                        Age                       Position
----                        ---                       --------
James F. Robinson            76           Chairman of the Board, President &
                                            Chief Executive Officer

Jeffrey D. Aldridge          38            Vice President,  Chief Operating
                                            Officer and Director

Margaret R. Lauro            42            Secretary, Treasurer, and  Chief
                                            Financial Officer

Gary D. Thrash               49            Director

Directors are elected to serve until the next annual meeting of the shareholders of UCHI or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. None of the Directors serve as directors of any public or reporting corporations except as disclosed below.

Item 10.  Executive Compensation

UCHI (including its subsidiary, Rosemont Gardens Funeral Chapel-Cemetery, Inc. and its predecessor, Pacific Great China Co., Ltd.) neither paid nor accrued any form of compensation in any amount to or for its executive officers or directors for the fiscal years ended December 31, 1999, 1998 and 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following information table sets forth certain information regarding UCHI's common stock owned on March 27, 2000 by (1) any person (including any "group") who is known by UCHI to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, and (3) all executive officers and directors as a group.

Name and Address                     Shares Owned                     Percentage
------------------------------       ------------                     ----------
James F. Robinson                      7,201,000                        90%
3935 Interstate 55 South
Jackson MS 39212

Kevin B. Halter, Sr.                   275,065                         3.4%
16910 Dallas Parkway, Suite 100
Dallas TX 75248

Kevin B. Halter, Jr.                   275,064                         3.4%
16910 Dallas Parkway, Suite 100
Dallas TX 75248


(None of the other officers and directors of UCHI or its subsidiary own any stock in UCHI.)

Executive Officers and Directors as   7,201,000                         90%
  a group (five persons)

Item 12. Certain Relationships and Related Transactions.


None


Item 13. Exhibits and Reports on Form 8-K.


Exhibits:        None


Reports on Form 8-K :          None





Exhibit
Number
------

3.1*      Articles of Incorporation of UCHI

3.2*      Bylaws of UCHI

27**      Financial Data Schedule


*    Previously filed on Form 10-SB

**  Filed herewith

                                   SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, UCHI caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: March 28, 2000    UNITED COMMUNITY HOLDINGS, INC.


                              by: /s/ James F. Robinson
                                  ------------------------------------------
                                      James F. Robinson, Chairman, President
                                      and Chief Executive Officer



POWER OF ATTORNEY
United Community Holdings, Inc. and each person whose signature appears below hereby designates and appoints James F. Robinson as his attorney-in-fact (the " Attorney-in-Fact") with full power to act alone, and to execute and in the name and on behalf of UCHI and each person, individually and in the capacity stated below, any amendments (including post-effective amendments) to this Registration Statement, which amendments may make such changes in this Registration Statement as the Attorney-in-Fact deems appropriate, and to file each such amendment to this Registration Statement together with all exhibits thereto and any and all documents in connection therewith.

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.



/s/ James F. Robinson                                    March 28, 2000
    ------------------------------------------------
    James F. Robinson, Chairman, President
    and Chief Executive Officer
    (Principal Executive Officer)

/s/ Jeffrey D. Aldridge                                 March 28, 2000
    ------------------------------------------------
    Jeffrey D. Aldridge, Vice President,
    Chief Operating Officer & Director

/s/ Margaret R. Lauro                                   March 28, 2000
    ------------------------------------------------
    Margaret R. Lauro,
    Secretary, Treasurer and Chief Financial Officer
    (Principal Accounting Officer)

/s/ Gary D. Thrash                                     March 28, 2000
    ------------------------------------------------
    Gary D. Thrash
    Director