Form 10QSB
period 2000-03-31
UNITED COMMUNITY HOLDINGS INC
filed 2000-05-11
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
  XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------    ACT OF 1934


              For the quarterly period ended March 31, 2000

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
------     OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-29582
                                                 -------

                         United Community Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                75-2300997
----------------------------                          ------------------------
(State of incorporation)                              (IRS Employer ID Number)

                   3935 Interstate 55 South, Jackson, MS 39212
                   -------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 9, 2000: 8,000,818
                                                       ---------

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                 ---    ---

                         United Community Holdings, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

                                                                            Page

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          16


Part II - Other Information

  Item 1   Legal Proceedings                                                  18

  Item 2   Changes in Securities                                              18

  Item 3   Defaults Upon Senior Securities                                    19

  Item 4   Submission of Matters to a Vote of Security Holders                19

  Item 5   Other Information                                                  19

  Item 6   Exhibits and Reports on Form 8-K                                   19


Signatures                                                                    20

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section

           Texas Society of Certified Public Accountants

Part 1 - Item 1 - Financial Statements

                                                     ACCOUNTANT'S REVIEW REPORT

Board of Directors and Shareholders
United Community Holdings, Inc.

We have reviewed the accompanying consolidated balance sheets of United Community Holdings, Inc. (a Nevada corporation) and Subsidiary as of March 31, 2000 and 1999 and the accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                                    /S/  S. W. HATFIELD, CPA
                                                         --------------------
                                                         S. W. HATFIELD, CPA

Dallas, Texas
May 9, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                          3                           SWHCPA@aol.com




                 United Community Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
                             March 31, 2000 and 1999


                                   (Unaudited)

                                                       March 31,        March 31,
                                                         2000             1999
                                                       ---------------------------

                                     ASSETS

Current assets

   Cash on hand and in bank                            $     1,471    $     2,218
   Restricted cash                                         105,043         45,751
   Accounts receivable-at need, net of allowance
     for doubtful accounts of $12,500, respectively          4,316         21,570
   Other current assets                                      4,143          3,863
                                                       -----------    -----------

     Total current assets                                  114,973         73,402
                                                       -----------    -----------


Property and equipment - at cost

   Buildings                                             2,354,061      2,354,061
   Roads, common cemetery areas and landscaping            338,504        327,890
   Vehicles, equipment and office furnishings              253,072        192,252
                                                       -----------    -----------
                                                         2,945,637      2,874,203
   Accumulated depreciation                               (412,124)      (244,993)
                                                       -----------    -----------
                                                         2,533,513      2,629,210
   Land                                                    107,580        107,580
                                                       -----------    -----------

     Net property and equipment                          2,641,093      2,736,790
                                                       -----------    -----------


Other assets

   Cemetery property - at cost                           1,110,045      1,081,015
   Prearranged funeral contracts                         1,419,994      1,313,502
   Long-term receivables for cemetery property sales       336,977        364,963
   Other                                                    13,587         17,963
                                                       -----------    -----------

     Total other assets                                  2,880,603      2,777,443
                                                       -----------    -----------

     TOTAL ASSETS                                      $ 5,636,669    $ 5,587,635
                                                       ===========    ===========


                                  - Continued -

See Accountant's Review Report
The accompanying notes are an integral part of these consolidated financial statements.




                 United Community Holdings, Inc. and Subsidiary
                     Consolidated Balance Sheets - Continued
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                                    March 31,        March 31,
                                                                      2000              1999
                                                                  ----------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

   Notes payable                                                   $   300,000    $   400,000
   Current maturities of long-term debt                                 68,451         46,203
   Accounts payable and other accrued liabilities                       91,645         85,735
                                                                   -----------    -----------

     Total current liabilities                                         460,096        531,938
                                                                   -----------    -----------


Long-term liabilities

   Long-term debt, net of current maturities                         2,121,116      2,145,529
   Deferred prearranged funeral contract revenues                    1,956,067      1,690,215
   Deferred cemetery property sale revenues                            408,763        331,080
   Shareholder loan                                                    159,958           --
                                                                   -----------    -----------

     Total liabilities                                               5,106,000      4,698,762
                                                                   -----------    -----------


Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized
     None issued and outstanding                                          --             --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     8,000,818 shares issued and outstanding                                80             80
   Additional paid-in capital                                        2,954,705      2,777,070
   Accumulated deficit                                              (2,424,116)    (1,888,277)
                                                                   -----------    -----------

     Total shareholders' equity                                        530,669        888,873
                                                                   -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 5,636,669    $ 5,587,635
                                                                   ===========    ===========



See Accountant's Review Report
The accompanying notes are an integral part of these consolidated financial statements.




                 United Community Holdings, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                       Three months   Three months
                                                          ended          ended
                                                         March 31,      March 31,
                                                           2000           1999
                                                       ---------------------------

Revenues

   Funeral revenues                                    $    39,461    $    77,295
   Cemetery sales                                           21,357         (4,510)
   Finance charge and related revenues                       5,504         43,391
                                                       -----------    -----------
     Total revenues                                         66,322        116,176
                                                       -----------    -----------

Cost of sales and direct expenses

   Allocated cost of cemetery spaces and crypts              4,071          9,132
   Cost of cemetery merchandise and funeral services        14,485         18,062
   Sales commissions                                         7,552         13,685
                                                       -----------    -----------
     Total cost of sales and direct expenses                26,108         40,879
                                                       -----------    -----------

Gross profit                                                40,214         75,297
                                                       -----------    -----------

Operating expenses

   General and administrative expenses                      71,472         46,634
   Interest expense                                         58,592         51,004
   Depreciation and amortization                            42,133         39,749
                                                       -----------    -----------
     Total operating expenses                              172,197        137,387
                                                       -----------    -----------

Loss from operations                                      (131,983)       (62,090)

Other income (expense)

   Interest and other income                                 1,094             66
                                                       -----------    -----------

Loss before income taxes                                  (130,889)       (62,024)

Income taxes                                                  --             --
                                                       -----------    -----------

Net Loss                                                  (130,889)       (62,024)

Other comprehensive income                                    --             --
                                                       -----------    -----------

Comprehensive Loss                                     $  (130,889)   $   (62,024)
                                                       ===========    ===========

Net loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss - Basic                           $(0.02)        $(0.01)
                                                            ======         ======

Weighted-average number of shares
   of common stock outstanding - Basic                   8,000,818      8,000,818
                                                       ===========    ===========


See Accountant's Review Report
The accompanying notes are an integral part of these consolidated financial statements.




                 United Community Holdings, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                       Three months   Three months
                                                                           ended         ended
                                                                          March 31,    March 31,
                                                                            2000         1999
                                                                       --------------------------

Cash flows from operating activities

   Net loss for the year                                                 $(130,889)   $ (62,024)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                        43,143       40,423
       Allocated cost of cemetery spaces and crypts                          4,071        9,132
       (Increase) Decrease in:
         Accounts receivable                                                    43       (9,954)
         Other assets                                                        4,966        8,858
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities                      3,191      (24,335)
         Deferred revenues                                                 (20,850)     (76,046)
                                                                         ---------    ---------
Net cash used in operating activities                                      (96,325)    (113,946)
                                                                         ---------    ---------

Cash flows from investing activities

   Transfers (to)/from trust funds and restricted cash                     (46,123)       7,044
   Capital expenditures for property, equipment and cemetery property       (6,576)      (5,070)
   Cash collected on prearranged funeral contract receivables               59,551       50,067
   Cash collected on long-term receivables for cemetery property sales      37,332       34,625
                                                                         ---------    ---------
Net cash used in investing activities                                       44,184       86,666
                                                                         ---------    ---------

Cash flows from financing activities

   Net activity on bank line of credit                                    (100,000)      35,000
   Principal (paid) received on long-term note payable                     (13,571)      (6,829)
   Principal repayments on long-term lease payables                         (1,358)        --
   Net increase in shareholder loan                                        159,958         --
                                                                         ---------    ---------
Net cash provided by financing activities                                   45,029       28,171
                                                                         ---------    ---------

Increase (Decrease) in cash                                                 (7,112)         891

Cash at beginning of year                                                    8,583        1,327
                                                                         ---------    ---------

Cash at end of year                                                      $   1,471    $   2,218
                                                                         =========    =========

Supplemental disclosure of interest and income taxes paid

     Interest paid for the year                                          $  57,582    $  50,330
                                                                         =========    =========
     Income taxes paid for the year                                      $    --      $    --
                                                                         =========    =========


See Accountant's Review Report

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

                 United Community Holdings, Inc. and Subsidiary

Note A - Organization and Description of Business - Continued

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

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

                 United Community Holdings, Inc. and Subsidiary

Note B - Summary of Significant Accounting Policies - Continued

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally three (3) to twenty-five (25) years, using the straight-line method.

     Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

     For the three months ended March 31, 2000 and 1999, depreciation expense of approximately $42,133 and $39,542, respectively, was charged to operations.

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

                 United Community Holdings, Inc. and Subsidiary

Note B - Summary of Significant Accounting Policies - Continued

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

                 United Community Holdings, Inc. and Subsidiary

Note B - Summary of Significant Accounting Policies - Continued

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

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2000 and 1999, the Company's deferred tax asset is fully reserved.

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the Company had no warrants and options outstanding which could be deemed to be dilutive.

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




                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued

Note C - Long-Term Receivables

As of December 31, 1999, the Company's long-term receivables related to prearranged funeral contracts and cemetery sales are anticipated to be collected pursuant to contractually scheduled payments as follows:


                                                                             Year ending
                                                                             December 31            Principal due
                                                                             -----------            -------------
                                                                                2000                 $  323,610
                                                                                2001                    254,629
                                                                                2002                    336,210
                                                                                2003                    184,017
                                                                                2004                    153,144
                                                                             Thereafter                 376,794
                                                                                                     ----------

                                                                                Total                $1,628,404
                                                                                                      =========

Note D - Cemetery Property

Cemetery property consists of the following at March 31, 2000 and 1999, respectively:

                                                                                       2000             1999
                                                                                   ----------       ----------
   Developed cemetery gardens, net of
     spaces sold with revenue recognition                                          $   81,284       $   91,130
   Cemetery gardens in development                                                     27,390           26,942
   Mausoleum crypts, net of crypts sold                                               343,897          305,469
   Undeveloped                                                                        657,474          657,474
                                                                                   ----------       ----------

     Total                                                                         $1,110,045       $1,081,015
                                                                                    =========        =========


Note E - Notes payable

Notes payable consist of the following at March 31, 2000 and 1999, respectively:

                                                                                    2000              1999
                                                                                   -------          -------
$400,000  revolving  line of credit  payable to a bank.  Interest  at the Bank's prime rate (8.50% at March 31, 2000). Interest payable monthly. Principal and unpaid  interest  due at maturity in March  2000.  Secured by land,  accounts receivable from  prearranged  funeral  contracts and cemetery  property sales contracts and

   the personal guarantee of the Company's shareholder.                           $300,000          $400,000
                                                                                   -------           -------

     Total notes payable                                                          $300,000          $400,000
                                                                                   =======           =======





                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued

Note F - Long-Term Debt

Long-term debt consists of the following at March 31, 2000 and 1999:

                                                                                     2000             1999
                                                                                  ------------     ----------

$2,220,000 note payable to a bank.  Interest at 8.00%.
   Payable in monthly installments of approximately
   $18,569, including interest.  Any unpaid principal
   and interest is due at maturity in June 2003.  Secured
   by land, accounts receivable from prearranged funeral
   contracts and cemetery property sales contracts and
   the personal guarantee of the Company's shareholder.                           $2,145,202       $2,191,732

$21,082 installment note payable to a bank.  Interest at
   7.25%.  Payable in monthly installments of approximately
   $655, including interest.  Final maturity in August 2002.
   Secured by a vehicle.                                                              17,043             --

$23,500 capital lease payable to a finance company.
   Interest at 15.6%.  Payable in monthly installments of
   approximately $539, including interest.  Final maturity
   in December 2003.  Secured by furniture and equipment.                             18,571             --

$14,850 capital lease payable to a finance company.
   Interest at 18.9%.  Payable in monthly installments of
   approximately $530, including interest.  Final maturity
   in December 2001.  Secured by furniture and equipment                               8,751             --
                                                                                  ------------     ----------

     Total long-term debt                                                          2,189,567        2,191,732

     Less current maturities                                                         (68,451)         (46,203)
                                                                                  ----------       ----------

     Long-term portion                                                            $2,121,116       $2,145,529
                                                                                   =========        =========

Future maturities of long-term debt are as follows:                              Year ending
                                                                                December 31,      Principal due
                                                                                ------------      -------------
                                                                                   2000             $  68,451
                                                                                   2001                71,133
                                                                                   2002                69,036
                                                                                   2003             1,995,876
                                                                                                    ---------

                                                                                   Total           $2,204,496
                                                                                                    =========





                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued

Note G - Trust Funds and Restricted Cash

Pursuant to State law or Company policy,  certain portions of contracts  related to the  sales of  prearranged  funeral  services  and  funeral  merchandise  and cemetery spaces,  mausoleum crypts and related  merchandise are deposited into a common  trust,  as of  December  31,  1999 and  1998 to  provide  funds  for the fulfillment of the underlying  contracts  and/or  perpetual care of the cemetery
property.  Separate  trusts  for  funeral  contracts,   cemetery  contracts  and
perpetual care were maintained through December 31, 1997.

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

As of March 31, 2000 and 1999, the trust funds and resultant restricted cash consist of the following components:

                                                                                     2000            1999
                                                                                  ---------        --------

       Trust cash                                                                 $   1,338        $ 13,735
       Marketable securities, at fair market value                                   63,700          78,250
         Unrealized (gains) losses on marketable securities                         105,680          41,029
       Amounts due to trust funds from future contract collections                  (65,675)        (87,263)
                                                                                    -------          ------

       Restricted cash                                                            $ 105,043        $ 45,751
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

As of March 31, 2000 and 1999, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:

                                                                                     2000            1999
                                                                                  ---------        --------

     Aggregate fair value                                                         $  63,700        $ 78,250
     Gross unrealized holding gains                                               $    --          $    --
     Gross unrealized holding losses                                              $ 105,680        $ 41,029
     Amortized cost basis                                                         $ 169,380        $119,279






               (Remainder of this page left blank intentionally.)

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

(3)  Results of Operations

Three months ended March 31, 2000 compared to the three months ended March 31, 1999
--------------------------------------------------------------------------------

The operations for the three months ended March 31, 2000 compared to the three months ended March 31, 2000 show a continued maturation and market acceptance of the products and operations of the Company's Rosemont subsidiary. Recognized revenues for the first three months of 2000 were approximately $66,322 as compared to approximately $116,000 for the comparable period of 1999. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts. Accordingly, the Company's revenues and cash flows are dependent upon the level of need for the Company's services and receipts on long-term contracts for the sale of cemetery spaces/crypts.

The Company incurred cost of sales and providing services of approximately $26,000 and $41,000, respectively, for the three months ended March 31, 2000 and 1999. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. Total commissions expense, principally incurred on the sales of pre-need contracts for funeral services and/or cemetery spaces or crypts was approximately $7,500 and $13,700, respectively, during the first three months ended March 31, 2000 and 1999.

The Company realized gross profits of approximately $40,000 (60.63%) for the first quarter of 2000 as compared to approximately $75,000 (64.81%) for first quarter of 1999. This change in gross profit percentage is due to management's value-based product pricing policies to provide quality funeral and burial services to the general public and the direct charge to operations for commissions at the inception of a long-term receivable for either pre- need funeral services or cemetery spaces/crypts. Periods in which there are high sales of new long-term contracts without either the provision of funeral services or the receipt of at least 25% of the initial contract price on cemetery spaces or crypts will cause fluctuations and lower gross profit percentages due to the Company's revenue recognition policies.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $71,000 for the first quarter of 2000 as compared to approximately $47,000 for the first three quarter of 1999. Interest expense was relatively constant at approximately $58,000 for the first three months of 2000 as compared to approximately $51,000 for the first three months of 1999. Depreciation and amortization is also relatively constant at approximately $42,000 for the first quarter of 2000 as compared to approximately $40,000 for the three quarter of 1999.

The principal source of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

Earnings per share for the respective quarters ended March 31, 2000 and 1999 were $(0.02) and $(0.01).

(4)  Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(96,000) and $(114,000) for the three months ended March 31, 2000 and 1999, respectively. The operating cash deficits in excess of cash collected on long-term receivables for funeral services and/or cemetery spaces or crypts were supported through controlling shareholder advances. The Company completed the development of the initial cemetery garden, visitors center and other funeral related buildings during 1998. The Company continues the process of constructing Phase II to its Mausoleum and the second and third cemetery gardens as internally generated funds and consumer demand permits. Management is of the opinion that it has sufficient cemetery spaces and mausoleum crypts to meet current demands and construct additional capacity within the parameters of existing cash flows.

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

(5)  Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems during 1999. The Company has no direct electronic links with any customer or supplier. Additionally, the Company held discussions with certain of its software suppliers with respect to the Y2K date change. The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations.

The Company continues to monitor its significant suppliers, shippers, customers and other external business partners. To date, the Company has not experienced any adverse effect from the advent of Year 2000. However, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will not experience unforseen problems during the Year 2000.

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

                                                United Community Holdings, Inc.

May    8   , 2000                           /s/ James F. Robinson.
    -------                         ------------------------------
                                                              James F. Robinson
                                                        Chairman and  President

May    8   , 2000                           /s/ Margaret R. Lauro
    -------                         -----------------------------
                                                              Margaret R. Lauro
                                                        Secretary/Treasurer and

                                                       Chief Accounting Officer