Form 10QSB
period 2000-06-30
UNITED COMMUNITY HOLDINGS INC
filed 2000-08-17
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-29582

                         United Community Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            75-2300997
----------------------------                        ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                       3935 I-55 South, Jackson, MS 39212
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (601) 371-0009
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 15, 1999: 8,000,818
                                                           ---------

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                         United Community Holdings, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         16


Part II - Other Information

  Item 1   Legal Proceedings                                                 18

  Item 2   Changes in Securities                                             18

  Item 3   Defaults Upon Senior Securities                                   19

  Item 4   Submission of Matters to a Vote of Security Holders               19

  Item 5   Other Information                                                 19

  Item 6   Exhibits and Reports on Form 8-K                                  19


Signatures                                                                   19

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Part 1 - Item 1 - Financial Statements

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

Board of Directors and Shareholders
United Community Holdings, Inc.

We have reviewed the accompanying consolidated balance sheets of United Community Holdings, Inc. (a Nevada corporation) and Subsidiary as of June 30, 2000 and 1999 and the accompanying consolidated statements of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999 and the accompanying consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

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

                                                             S. W. HATFIELD, CPA

Dallas, Texas
August 15, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                 United Community Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

               ASSETS                                                  2000           1999
               ------                                              -----------    -----------
Current assets
   Cash on hand and in bank                                        $     8,840    $     3,963
   Restricted cash                                                     101,329         21,518
   Accounts receivable-at need, net of allowance
      for doubtful accounts of $12,500 and $12,500, respectively        29,808         20,114
   Other current assets                                                  1,294          4,237
                                                                   -----------    -----------

      Total current assets                                             141,271         49,832
                                                                   -----------    -----------


Property and equipment - at cost                                     2,949,534      2,858,186
   Accumulated depreciation                                           (454,258)      (284,535)
                                                                   -----------    -----------
                                                                     2,495,276      2,573,651
   Land                                                                107,580        107,580
                                                                   -----------    -----------

      Net property and equipment                                     2,602,856      2,681,231
                                                                   -----------    -----------


Other assets
   Cemetery property - at cost                                       1,107,927      1,085,724
   Prearranged funeral contracts                                     1,345,175      1,287,530
   Long-term receivables for cemetery property sales                   285,885        390,501
   Other                                                                12,577         17,290
                                                                   -----------    -----------

      Total other assets                                             2,751,564      2,781,045
                                                                   -----------    -----------

      TOTAL ASSETS                                                 $ 5,495,691    $ 5,512,108
                                                                   ===========    ===========


                                  - Continued -







The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.

                 United Community Holdings, Inc. and Subsidiary
                     Consolidated Balance Sheets - Continued
                             June 30, 2000 and 1999

                                   (Unaudited)

         LIABILITIES AND SHAREHOLDERS' EQUITY            2000           1999
         ------------------------------------        -----------    -----------

Current liabilities
   Notes payable                                     $   300,000    $   442,600
   Current maturities of long-term debt                   68,451         46,203
   Accounts payable and other accrued liabilities         90,811         77,248
                                                     -----------    -----------

      Total current liabilities                          459,262        566,051
                                                     -----------    -----------


Long-term liabilities
   Long-term debt, net of current maturities           2,098,021      2,132,164
   Deferred prearranged funeral contract revenues      1,971,800      1,707,998
   Deferred cemetery property sale revenues              395,828        375,060
   Shareholder loan                                      179,629           --
                                                     -----------    -----------

      Total liabilities                                5,104,540      4,781,273
                                                     -----------    -----------


Commitments and contingencies

Shareholders' Equity
   Common stock - $0.00001 par value
      50,000,000 shares authorized. 8,000,818
      shares issued and outstanding                           80             80
   Additional paid-in capital                          2,954,705      2,777,070
   Accumulated deficit                                (2,563,634)    (2,046,315)
                                                     -----------    -----------

      Total shareholders' equity                         391,151        730,835
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 5,495,691    $ 5,512,108
                                                     ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.



                 United Community Holdings, Inc. and Subsidiary
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                           Six months     Six months    Three months   Three months
                                             ended          ended          ended          ended
                                            June 30,       June 30,       June 30,       June 30,
                                              2000           1999           2000           1999
                                          -----------    -----------    -----------    -----------
Revenues
   Funeral revenues                       $    95,958    $    86,274    $    56,497    $    42,883
   Cemetery sales                              56,209        112,443         34,852         35,147
   Finance charge and related revenues         15,435          3,553          9,931          8,064
                                          -----------    -----------    -----------    -----------
     Total revenues                           167,602        202,270        101,280         86,094
                                          -----------    -----------    -----------    -----------

Cost of sales and direct expenses
   Cost of cemetery spaces and crypts          20,452         13,801         16,381          4,669
   Cost of cemetery merchandise
     and funeral services                      33,152         46,284         18,667         28,222
   Sales commissions                           16,503         32,633          8,951         18,948
                                          -----------    -----------    -----------    -----------
     Total cost of sales
       and direct expenses                     70,107         92,718         43,999         51,839
                                          -----------    -----------    -----------    -----------

Gross profit                                   97,495        109,552         57,281         34,255
                                          -----------    -----------    -----------    -----------

Operating expenses
   General and administrative expenses        159,260        149,791         87,788         84,125
   Interest expense                           125,469        110,598         66,877         59,594
   Depreciation and amortization               84,267         79,291         42,134         39,542
                                          -----------    -----------    -----------    -----------
     Total operating expenses                 368,996        339,680        196,799        183,261
                                          -----------    -----------    -----------    -----------

Loss from operations                         (271,501)      (230,128)      (139,518)      (149,006)

Other income (expense)                          1,094         10,066           --           10,000
                                          -----------    -----------    -----------    -----------

Loss before income taxes                     (270,407)      (220,062)      (139,518)      (139,006)

Income taxes                                     --             --             --             --
                                          -----------    -----------    -----------    -----------

Net Loss                                     (270,407)      (220,062)      (139,518)      (139,006)

Other comprehensive income                       --             --             --             --
                                          -----------    -----------    -----------    -----------

Comprehensive Loss                        $  (270,407)   $  (220,062)   $  (139,518)   $  (139,006)
                                          ===========    ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic        $(0.03)        $(0.03)         $(0.02)        $(0.02)
                                              ======         ======          ======         ======

Weighted-average number of shares
   of common stock  outstanding - Basic     8,000,818      8,000,818      8,000,818      8,000,818
                                          ===========    ===========    ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.



                 United Community Holdings, Inc. and Subsidiary
                            Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                        Six months   Six months
                                                                          ended        ended
                                                                         June 30,     June 30,
                                                                          2000         1999
                                                                        ---------    ---------
Cash flows from operating activities
   Net loss for the period                                              $(270,407)   $(220,062)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
         Depreciation and amortization                                     86,287       80,638
         Cost of cemetery spaces and crypts                                 8,523        4,669
         (Increase) Decrease in:
            Accounts receivable                                           (25,449)      (8,498)
            Other assets                                                    7,815        8,484
         Increase (Decrease) in:
            Accounts payable and other accrued liabilities                  2,359      (32,820)
            Deferred revenues                                             (43,139)    (122,885)
                                                                        ---------    ---------
Net cash used in operating activities                                    (234,011)    (290,474)
                                                                        ---------    ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                    (42,409)      31,277
   Capital expenditures for property, equipment and cemetery property     (12,807)     (10,701)
   Changes in prearranged funeral contract receivables,
      net of changes in deferred funeral contract revenues                167,354      110,992
   Changes in long-term receivables for cemetery property
      sales, net of changes in deferred cemetery property
      sale revenues                                                        80,525      104,136
                                                                        ---------    ---------
Net cash used in investing activities                                     192,663      235,704
                                                                        ---------    ---------

Cash flows from financing activities
   Net activity on bank line of credit                                   (100,000)      77,600
   Principal (paid) received on long-term note payable                    (28,347)     (20,194)
   Principal repayments on long-term lease payables                        (9,677)        --
   Net increase in shareholder loan                                       179,629         --
                                                                        ---------    ---------
Net cash provided by financing activities                                  41,605       57,406
                                                                        ---------    ---------

Increase in cash                                                              257        2,636

Cash at beginning of year                                                   8,583        1,327
                                                                        ---------    ---------

Cash at end of year                                                     $   8,840    $   3,963
                                                                        =========    =========

Supplemental disclosure of interest and income taxes paid
      Interest paid for the period                                      $ 123,449    $ 101,157
                                                                        =========    =========
      Income taxes paid for the year                                    $    --      $    --
                                                                        =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these consolidated financial statements.

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

On December 17, 1998, the Company changed its corporate venue from Delaware to Nevada by means of a merger with and into a Nevada corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not change the capital structure of the Company. The effect of this action also changed the Company's name to United Community Holdings, Inc.

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

      For the six months ended June 30, 2000 and 1999,  depreciation  expense of
      approximately   $84,267  and   $79,084,   respectively,   was  charged  to
      operations.

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

      A portion of the sales of cemetery property and merchandise is made under installment contracts bearing interest at 9.75%. Finance charges are recognized as a component of cemetery revenue under the straight- line method over the terms of the related installment receivables.

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

      The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      As of June 30, 2000 and 1999, the Company's deferred tax asset is fully reserved.

9.    Income (Loss) per share
      -----------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company had no warrants and options outstanding which could be deemed to be dilutive.

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

                 United Community Holdings, Inc. and Subsidiary

Note C - Long-Term Receivables

As of December 31, 1999, the Company's long-term receivables related to prearranged funeral contracts and cemetery sales are anticipated to be collected pursuant to contractually scheduled payments as follows:

               Year ending
               December 31,                       Principal due
               ------------                       -------------
               2000                               $     323,610
               2001                                     254,629
               2002                                     336,210
               2003                                     184,017
               2004                                     153,144
               Thereafter                               376,794
                                                     ----------

               Total                                 $1,628,404
                                                     ==========

Note D - Cemetery Property

Cemetery property consists of the following at June 30, 2000 and 1999, respectively:

                                                  2000         1999
                                               ----------   ----------
   Developed cemetery gardens, net of
     spaces sold with revenue recognition      $   79,883   $   89,378
   Cemetery gardens in development                 27,390       27,025
   Mausoleum crypts, net of crypts sold           343,180      311,847
   Undeveloped                                    657,474      657,474
                                               ----------   ----------

     Total                                     $1,107,927   $1,085,724
                                               ==========   ==========


Note E - Notes payable

Notes payable consist of the following at June 30, 2000 and 1999, respectively:

                                                               2000      1999
                                                              --------  --------
$400,000 revolving line of credit payable to a bank.
  Interest at the Bank's prime rate (8.50% at June 30, 2000).
  Interest payable monthly.  Principal and unpaid
  interest due at maturity in March 2001.  Secured by
  land, accounts receivable from prearranged funeral
  contracts and cemetery property sales contracts and
  the personal guarantee of the Company's shareholder.        $300,000  $442,600
                                                              --------  --------

     Total notes payable                                      $300,000  $442,600
                                                              ========  ========



                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued

Note F - Long-Term Debt

Long-term debt consists of the following at June 30, 2000 and 1999:

                                                                   2000           1999
                                                               -----------    -----------
$2,220,000 note payable to a bank.  Interest at 8.00%.
   Payable in monthly installments of approximately
   $18,569, including interest.  Any unpaid principal
   and interest is due at maturity in June 2003.  Secured
   by land, accounts receivable from prearranged funeral
   contracts and cemetery property sales contracts and
   the personal guarantee of the Company's shareholder         $ 2,132,392    $ 2,178,367

$21,082 installment note payable to a bank.  Interest at
   7.25%.  Payable in monthly installments of approximately
   $655, including interest.  Final maturity in August 2002
   Secured by a vehicle                                             15,077           --

$23,500 capital lease payable to a finance company
   Interest at 15.6%.  Payable in monthly installments of
   approximately $539, including interest.  Final maturity
   in December 2003.  Secured by furniture and equipment            12,099           --

$14,850 capital lease payable to a finance company
   Interest at 18.9%.  Payable in monthly installments of
   approximately $530, including interest.  Final maturity
   in December 2001.  Secured by furniture and equipment             6,904           --
                                                               -----------    -----------

     Total long-term debt                                        2,166,472      2,178,367

     Less current maturities                                       (68,451)       (46,203)
                                                               -----------    -----------

     Long-term portion                                         $ 2,098,021    $ 2,132,164
                                                               ===========    ===========

Future maturities of long-term debt are as follows:             Year ending
                                                               December 31,   Principal due
                                                               ------------   -------------
                                                                   2000       $    68,451
                                                                   2001            71,133
                                                                   2002            69,036
                                                                   2003         1,995,876
                                                                              -----------

                                                                   Total      $ 2,204,496
                                                                              ===========


                 United Community Holdings, Inc. and Subsidiary

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

As of June 30, 2000 and 1999, the trust funds and resultant restricted cash consist of the following components:

                                                              2000      1999
                                                             --------  --------

 Trust cash                                                  $  1,338  $      -
 Marketable securities, at fair market value                   62,108    84,641
   Unrealized (gains) losses on marketable securities         107,172    34,373
 Amounts due to trust funds from future contract collections  (69,289)  (97,496)
                                                             --------  --------

 Restricted cash                                             $101,329  $ 21,518
                                                             ========  ========

Marketable securities are considered available-for-sale. All unrealized gains or losses are excluded from earnings until such time that such gains or losses are realized upon the sale of the underlying security. For purposes of computing realized gains and losses, the specific identification method is used.

As of June 30, 2000 and 1999, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:

                                                              2000      1999
                                                             --------  --------

     Aggregate fair value                                    $ 62,108  $ 84,641
     Gross unrealized holding gains                          $      -  $      -
     Gross unrealized holding losses                         $107,172  $ 34,373
     Amortized cost basis                                    $169,280  $119,014

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

(3)  Results of Operations

Six months ended June 30, 2000 compared to the six months ended June 30, 1999
-----------------------------------------------------------------------------

The operations for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 show a continued maturation and market acceptance of the products and operations of the Company's Rosemont subsidiary. Recognized revenues for the first six months of 2000 were approximately $168,000 as compared to approximately $202,000 for the comparable period of 1999. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts. Accordingly, the Company's revenues and cash flows are dependent upon the level of need for the Company's services and receipts on long-term contracts for the sale of cemetery spaces/crypts.

The Company  incurred  cost of sales and  providing  services  of  approximately
$70,000 and $93,000, respectively, for the six months ended June 30, 2000 and 1999. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. Total commissions expense, principally incurred on the sales of pre-need contracts for funeral services and/or cemetery spaces or crypts was approximately $17,000 and $33,000, respectively, during the first six months ended June 30, 2000 and 1999.

The Company realized gross profits of approximately $97,000 (58.17%) for the six months of 2000 as compared to approximately $110,000 (54.16%) for same period of 1999. This change in gross profit percentage is due to management's value-based product pricing policies to provide quality funeral and burial services to the general public and the direct charge to operations for commissions at the inception of a long-term receivable for either pre- need funeral services or cemetery spaces/crypts. Periods in which there are high sales of new long-term contracts without either the provision of funeral services or the receipt of at least 25% of the initial contract price on cemetery spaces or crypts will cause fluctuations and lower gross profit percentages due to the Company's revenue recognition policies.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $159,000 for the first six months of 2000 as compared to approximately $150,000 for the first six months of 1999. Interest expense was relatively constant at approximately $125,000 for the first six months of 2000 as compared to approximately $111,000 for the first six months of 1999. Depreciation and amortization is also relatively constant at approximately $84,000 for the first six months of 2000 as compared to approximately $79,000 for the first six months of 1999.

The principal source of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

Earnings per share for the respective quarters ended June 30, 2000 and 1999 were $(0.03) and $(0.03).

(4)  Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(234,000) and $(290,000) for the six months ended June 30, 2000 and 1999, respectively. The operating cash deficits in excess of cash collected on long-term receivables for funeral services and/or cemetery spaces or crypts were supported through controlling shareholder advances. The Company completed the development of the initial cemetery garden, visitors center and other funeral related buildings during 1998. The Company continues the process of constructing Phase II to its Mausoleum and the second and third cemetery gardens as internally generated funds and consumer demand permits. Management is of the opinion that it has sufficient cemetery spaces and mausoleum crypts to meet current demands and construct additional capacity within the parameters of existing cash flows.

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

                                                 United Community Holdings, Inc.

August    15   , 2000                                 /s/ James F. Robinson
       --------                                  -------------------------------
                                                               James F. Robinson
                                                          Chairman and President

August    15   , 2000                                 /s/ Margaret R. Lauro
       --------                                  -------------------------------
                                                               Margaret R. Lauro
                                                         Secretary/Treasurer and
                                                        Chief Accounting Officer