Form 10QSB
period 2000-09-30
UNITED COMMUNITY HOLDINGS INC
filed 2000-11-30
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----------      OF 1934

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

                                 (601) 371-0009

                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
         November 27, 2000:   8,000,818
                              ---------

Transitional Small Business Disclosure Format (check one):    YES      NO X
                                                                  ---    ---

                         United Community Holdings, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         16


Part II - Other Information

  Item 1   Legal Proceedings                                                 19

  Item 2   Changes in Securities                                             19

  Item 3   Defaults Upon Senior Securities                                   19

  Item 4   Submission of Matters to a Vote of Security Holders               19

  Item 5   Other Information                                                 19

  Item 6   Exhibits and Reports on Form 8-K                                  19


Signatures                                                                   19

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

Part 1 - Item 1 - Financial Statements


                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------


Board of Directors and Shareholders
United Community Holdings, Inc.

We have reviewed the accompanying consolidated balance sheets of United Community Holdings, Inc. (a Nevada corporation) and Subsidiary as of September 30, 2000 and 1999 and the accompanying consolidated statements of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and the accompanying consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the company's management.

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

                                                      S. W. HATFIELD, CPA

Dallas, Texas
November 27, 2000

                      Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                 United Community Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)


               ASSETS                                      2000           1999
               ------                                  -----------    -----------
Current assets
   Cash on hand and in bank                            $    10,685    $     6,624
   Restricted cash                                          93,323         14,054
   Accounts receivable-at need, net of allowance
      for doubtful accounts of $12,500, respectively        44,937          5,075
   Other current assets                                      2,401          5,019
                                                       -----------    -----------

      Total current assets                                 151,346         30,772
                                                       -----------    -----------


Property and equipment - at cost                         2,952,511      2,913,033
   Accumulated depreciation                               (496,391)      (324,077)
                                                       -----------    -----------
                                                         2,456,120      2,588,956
   Land                                                    107,580        107,580
                                                       -----------    -----------

      Net property and equipment                         2,563,700      2,696,536
                                                       -----------    -----------


Other assets
   Cemetery property - at cost                           1,108,075      1,111,506
   Prearranged funeral contracts                         1,309,593      1,356,841
   Long-term receivables for cemetery property sales       268,190        395,109
   Other                                                    11,567         16,617
                                                       -----------    -----------

      Total other assets                                 2,697,425      2,880,073
                                                       -----------    -----------

      TOTAL ASSETS                                     $ 5,412,471    $ 5,607,381
                                                       ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.

                 United Community Holdings, Inc. and Subsidiary
                     Consolidated Balance Sheets - Continued
                           September 30, 2000 and 1999

                                   (Unaudited)


         LIABILITIES AND SHAREHOLDERS' EQUITY           2000           1999
         ------------------------------------       -----------    -----------

Current liabilities
   Notes payable                                    $   300,000    $   340,946
   Cash overdraft                                          --             --
   Current maturities of long-term debt                  68,451         46,203
   Accounts payable and other accrued liabilities        90,756         94,526
                                                    -----------    -----------

      Total current liabilities                         459,207        481,675
                                                    -----------    -----------


Long-term liabilities
   Long-term debt, net of current maturities          2,080,765      2,121,987
   Deferred prearranged funeral contract revenues     2,012,670      1,828,204
   Deferred cemetery property sale revenues             417,068        382,799
   Shareholder loan                                     181,629           --
                                                    -----------    -----------

      Total liabilities                               5,151,339      4,814,665
                                                    -----------    -----------


Commitments and contingencies

Shareholders' Equity
   Common stock - $0.00001 par value
      50,000,000 shares authorized. 8,000,818
      shares issued and outstanding                          80             80
   Additional paid-in capital                         2,954,705      2,961,425
   Accumulated deficit                               (2,693,653)    (2,168,789)
                                                    -----------    -----------

      Total shareholders' equity                        261,132        792,716
                                                    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,412,471    $ 5,607,381
                                                    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.



                 United Community Holdings, Inc. and Subsidiary
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                          Nine months    Nine months    Three months   Three months
                                             ended          ended          ended          ended
                                         September 30,  September 30,  September 30,  September 30,
                                              2000           1999           2000           1999
                                         -------------  -------------  -------------  -------------
Revenues
   Funeral revenues                       $   148,064    $   128,559    $    52,106    $    42,285
   Cemetery sales                              86,921        152,232         30,712         39,790
   Finance charge and related revenues         18,644          4,933          3,209          1,379
                                          -----------    -----------    -----------    -----------
     Total revenues                           253,629        285,724         86,027         83,454
                                          -----------    -----------    -----------    -----------

Cost of sales and direct expenses
   Allocated cost of cemetery
     spaces and crypts                         24,693         18,095          4,241          4,294
   Cost of cemetery merchandise
     and funeral services                      47,563         70,602         14,411         24,318
   Sales commissions                           28,363         45,417         11,860         12,784
                                          -----------    -----------    -----------    -----------
     Total cost of sales
       and direct expenses                    100,619        134,114         30,512         41,396
                                          -----------    -----------    -----------    -----------

Gross profit                                  153,010        151,610         55,515         42,058
                                          -----------    -----------    -----------    -----------

Operating expenses
   General and administrative expenses        245,225        231,968         85,965         82,177
   Interest expense                           183,768        153,739         58,299         43,141
   Depreciation and amortization              129,430        118,833         45,163         39,542
                                          -----------    -----------    -----------    -----------
     Total operating expenses                 558,423        504,540        189,427        164,860
                                          -----------    -----------    -----------    -----------

Loss from operations                         (405,413)      (352,930)      (133,912)      (122,802)

Other income (expense)                          4,986         10,396          3,892            327
                                          -----------    -----------    -----------    -----------

Loss before income taxes                     (400,427)      (342,534)      (130,020)      (122,475)

Income taxes                                     --             --             --             --
                                          -----------    -----------    -----------    -----------

Net Loss                                     (400,427)      (342,534)      (130,020)      (122,475)

Other comprehensive income                       --             --             --             --
                                          -----------    -----------    -----------    -----------

Comprehensive Loss                        $  (400,427)   $  (342,534)   $  (130,020)   $  (122,475)
                                          ===========    ===========    ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic    $     (0.05)   $     (0.04)   $     (0.02)   $     (0.02)
                                          ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock  outstanding - Basic     8,000,818      8,000,818      8,000,818      8,000,818
                                          ===========    ===========    ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these consolidated financial statements.



                 United Community Holdings, Inc. and Subsidiary
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                       Nine months     Nine months
                                                                          ended           ended
                                                                      September 30,   September 30,
                                                                          2000            1999
                                                                      -------------   -------------
Cash flows from operating activities
   Net loss for the period                                              $(400,427)      $(342,534)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
         Depreciation and amortization                                    129,430         120,853
         Allocated cost of cemetery spaces and crypts                      11,001           4,669
         (Increase) Decrease in:
            Accounts receivable                                           (40,578)          6,541
            Other assets                                                    6,708           7,702
         Increase (Decrease) in:
            Accounts payable and other accrued liabilities                  2,303         (15,544)
            Deferred revenues                                             (43,139)       (185,396)
                                                                        ---------       ---------

Net cash used in operating activities                                    (334,702)       (403,709)
                                                                        ---------       ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                    (34,403)         38,741
   Capital expenditures for property, equipment and cemetery property     (18,410)        (69,928)
   Changes in prearranged funeral contract receivables,
      net of changes in deferred funeral contract revenues                243,807         185,637
   Changes in long-term receivables for cemetery property
      sales, net of changes in deferred cemetery property
      sale revenues                                                       119,461         124,626
                                                                        ---------       ---------
Net cash used in investing activities                                     310,455         279,076
                                                                        ---------       ---------

Cash flows from financing activities
   Net activity on bank line of credit                                   (100,000)        (24,054)
   Principal paid on long-term note payable                               (55,280)        (30,371)
   Cash paid for loan fees                                                   --              --
   Contributed (Repayment of) capital by shareholder                      181,629         184,355
                                                                        ---------       ---------
Net cash provided by financing activities                                  26,349         129,930
                                                                        ---------       ---------

Increase in cash                                                            2,102           5,297

Cash at beginning of year                                                   8,583           1,327
                                                                        ---------       ---------

Cash at end of year                                                     $  10,685       $   6,624
                                                                        =========       =========

Supplemental disclosure of interest and income taxes paid
      Interest paid for the period                                      $ 151,719       $ 151,719
                                                                        =========       =========
      Income taxes paid for the year                                    $    --         $    --
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

      For the six months ended September 30, 2000 and 1999, depreciation expense of approximately $126,400 and $118,626, respectively, was charged to operations.

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

      The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      As of September 30, 2000 and 1999, the Company's deferred tax asset is fully reserved.

9.    Income (Loss) per share
      -----------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company had no warrants and options outstanding which could be deemed to be dilutive.

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

                 United Community Holdings, Inc. and Subsidiary

Note C - Long-Term Receivables

As of December 31, 1999, the Company's long-term receivables related to prearranged funeral contracts and cemetery sales are anticipated to be collected pursuant to contractually scheduled payments as follows:

               Year ending
               December 31,                          Principal due
               ------------                          -------------
               2000                                  $     323,610
               2001                                        254,629
               2002                                        336,210
               2003                                        184,017
               2004                                        153,144
               Thereafter                                  376,794
                                                        ----------

               Total                                 $   1,628,404
                                                         =========

Note D - Cemetery Property

Cemetery property consists of the following at September 30, 2000 and 1999, respectively:

                                                    2000          1999
                                                -----------   -----------
   Developed cemetery gardens, net of
     spaces sold with revenue recognition       $    77,406   $    86,360
   Cemetery gardens in development                   27,390        27,025
   Mausoleum crypts, net of crypts sold             345,805       340,647
   Undeveloped                                      657,474       657,474
                                                -----------   -----------

     Total                                      $ 1,108,075   $ 1,111,506
                                                ===========   ===========


Note E - Notes payable

Notes payable consist of the following at September 30, 2000 and 1999, respectively:

                                                               2000      1999
                                                              --------  --------
$400,000 revolving line of credit payable to a bank. Interest at the Bank's prime rate (8.50% at September 30, 2000).
   Interest payable monthly. Principal and unpaid
   interest due at maturity in March 2001. Secured by
   land, accounts receivable from prearranged funeral
   contracts and cemetery property sales contracts and
   the personal guarantee of the Company's shareholder.       $300,000  $340,946
                                                              --------  --------

     Total notes payable                                      $300,000  $340,946
                                                              ========  ========



                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued


Note F - Long-Term Debt

Long-term debt consists of the following at June 30, 2000 and 1999:

                                                                    2000         1999
                                                                 ----------   ----------
$2,220,000 note payable to a bank.  Interest at 8.00%.
   Payable in monthly installments of approximately
   $18,569, including interest.  Any unpaid principal
   and interest is due at maturity in June 2003.  Secured
   by land, accounts receivable from prearranged funeral
   contracts and cemetery property sales contracts and
   the personal guarantee of the Company's shareholder.          $2,120,306   $2,168,190

$21,082 installment note payable to a bank.  Interest at
   7.25%.  Payable in monthly installments of approximately
   $655, including interest.  Final maturity in August 2002.
   Secured by a vehicle.                                             13,107         --

$23,500 capital lease payable to a finance company.
   Interest at 15.6%.  Payable in monthly installments of
   approximately $539, including interest.  Final maturity
   in December 2003.  Secured by furniture and equipment.            10,731         --

$14,850 capital lease payable to a finance company.
   Interest at 18.9%.  Payable in monthly installments of
   approximately $530, including interest.  Final maturity
   in December 2001.  Secured by furniture and equipment              5,072         --
                                                                 ----------   ----------

     Total long-term debt                                         2,149,216    2,168,190

     Less current maturities                                        (68,451)     (46,203)
                                                                 ----------   ----------

     Long-term portion                                           $2,080,765   $2,121,987
                                                                 ==========   ==========

Future maturities of long-term debt are as follows:             Year ending
                                                                December 31, Principal due
                                                                ------------ -------------

                                                                    2000      $   68,451
                                                                    2001          71,133
                                                                    2002          69,036
                                                                    2003       1,940,596
                                                                              ----------

                                                                    Total     $2,149,216
                                                                              ==========




                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued


Note G - Trust Funds and Restricted Cash

Pursuant to State law or Company policy, certain portions of contracts related to the sales of prearranged funeral services and funeral merchandise and cemetery spaces, mausoleum crypts and related merchandise are deposited into a common trust, as of September 30, 2000 and 1999, to provide funds for the fulfillment of the underlying contracts and/or perpetual care of the cemetery property.

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

As of September 30, 2000 and 1999, the trust funds and resultant restricted cash consist of the following components:

                                                                 2000       1999
                                                                --------   --------

  Trust cash                                                    $  1,338   $   --
  Marketable securities, at fair market value                     58,617     41,891
    Unrealized (gains) losses on marketable securities           110,663     77,123
  Amounts due to trust funds from future contract collections    (77,295)  (104,960)
                                                                --------   --------

  Restricted cash                                               $ 93,323   $ 14,054
                                                                ========   ========

Marketable securities are considered available-for-sale. All unrealized gains or losses are excluded from earnings until such time that such gains or losses are realized upon the sale of the underlying security. For purposes of computing realized gains and losses, the specific identification method is used.

As of September 30, 2000 and 1999, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:

                                                                 2000       1999
                                                                --------   --------

 Aggregate fair value                                           $ 58,617   $ 41,891
 Gross unrealized holding gains                                 $   --     $   --
 Gross unrealized holding losses                                $110,663   $ 77,123
 Amortized cost basis                                           $169,280   $119,014


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

(2)  General Information

United Community Holdings, Inc. (Company) was incorporated under the corporate name of Professionalistics, Inc. on May 31, 1989, under the laws of the State of Delaware. The Company changed its name to Pacific Great China Co., Ltd. on May 8, 1996 as a result of an action by the Company's Board of Directors in anticipation of a business acquisition or merger transaction. Subsequently, this anticipated business acquisition or merger transaction was mutually canceled by both parties.

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

(3)  Results of Operations

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

The operations for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 show a continued maturation and market acceptance of the products and operations of the Company's Rosemont subsidiary. Recognized revenues for the first nine months of 2000 were approximately $254,000 as compared to approximately $286,000 for the comparable period of 1999. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts. Accordingly, the Company's revenues and cash flows are dependent upon the level of need for the Company's services and receipts on long-term contracts for the sale of cemetery spaces/crypts.

The Company incurred cost of sales and providing services of approximately $101,000 and $134,000, respectively, for the nine months ended September 30, 2000 and 1999. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. Total commissions expense, principally incurred on the sales of pre-need contracts for funeral services and/or cemetery spaces or crypts was approximately $28,000 and $45,000, respectively, during the first nine months ended September 30, 2000 and 1999.

The Company realized gross profits of approximately $153,000 (60.33%) for the first nine months of 2000 as compared to approximately $152,000 (53.06%) for same period of 1999. This change in gross profit percentage is due to management's value-based product pricing policies to provide quality funeral and burial services to the general public and the direct charge to operations for commissions at the inception of a long-term receivable for either pre-need funeral services or cemetery spaces/crypts. Periods in which there are high sales of new long-term contracts without either the provision of funeral services or the receipt of at least 25% of the initial contract price on cemetery spaces or crypts will cause fluctuations and lower gross profit percentages due to the Company's revenue recognition policies.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $245,000 for the first nine months of 2000 as compared to approximately $232,000 for the first nine months of 1999. Interest expense was relatively constant at approximately $184,000 for the first nine months of 2000 as compared to approximately $154,000 for the first nine months of 1999. Depreciation and amortization is also relatively constant at approximately $129,000 for the first nine months of 2000 as compared to approximately $119,000 for the first nine months of 1999.

The principal source of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

Earnings per share for the respective nine months ended September 30, 2000 and 1999 was approximately $(0.05) and $(0.04).

(4)  Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(335,000) and $(404,000) for the nine months ended September 30, 2000 and 1999, respectively.

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

                                                 United Community Holdings, Inc.


November    27   , 2000                             /s/ James F. Robinson.
         --------                       ----------------------------------------
                                                               James F. Robinson
                                                          Chairman and President

November    27   , 2000                             /s/ Margaret R. Lauro
         --------                       ----------------------------------------
                                                               Margaret R. Lauro
                                                         Secretary/Treasurer and
                                                        Chief Accounting Officer