Form 10KSB
period 2000-12-31
UNITED COMMUNITY HOLDINGS INC
filed 2001-04-04
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------


(Mark one)
   XX       ANNUAL REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----------  ACT OF 1934

                  For the fiscal year ended December 31, 2000

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF ---------- 1934

                  For the transition period from _____________ to ____________

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


          Securities Registered under Section 12(b) of the Exchange Act
          -------------------------------------------------------------

Title of each Class                    Name of Each Exchange on which Registered
None                                                                        None

          Securities registered Under Section 12(g) of the Exchange Act
          -------------------------------------------------------------
                        Common Stock, $0.00001 Par Value

--------------------------------------------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $351,641.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

As of March 28, 1999 the issuer had 8,000,818 shares of common stock issued and outstanding.

PART 1

Item 1.  Description of the Business

General
-------

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

As discussed above, the reason UCHI entered into this transaction with Robinson was so that it could complete an acquisition or merger transaction whereby its shareholders would benefit by owning an interest in a viable business enterprise. Specifically, UCHI desired to enter into a transaction with a company such as Rosemont that on a consolidated basis either presently qualified, or in the near future would qualify, for listing on the NASDAQ SmallCap Market. Upon analysis of Robinson's business plan for Rosemont, it was determined that UCHI had specific plans to meet the assets and net worth criteria to be listed on the NASDAQ SmallCap Market. For these reasons, UCHI believed it could best enhance its shareholders' interests in the registrant by consummating this transaction with Robinson.

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

UCHI does not foresee that it would purchase an interest in or enter into a contract with any business with which an officer or director of UCHI is affiliated. Should UCHI's management determine in the future, contrary to management's current expectations, that a transaction with an affiliate would be in the best interests of UCHI and its stockholders, UCHI is permitted by Nevada law to enter into such a transaction if:

   (1) The material facts as to the relationship or interest of the affiliate and as to the contract or transactions are disclosed or are known o the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

   (2) The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

   (3) The contract or transaction is fair as to UCHI as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

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

Environmental Matters
---------------------

UCHI is not aware of any environmental liability relating to its facilities or operations that would have a material adverse affect on UCHI, its business, assets or results of operations.

Inflation
---------

Inflation has not historically been a material effect on UCHI's operations and is not expected to have a material impact on the company or its operations in the future.

Competition
-----------

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to securities holders during the year ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of March 28, 2001, there were 681 holders on record of the Company's common stock, holding a total of 8,000,818 shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

The Company's wholly-owned subsidiary, Rosemont Gardens Funeral Chapel-Cemetery, Inc. was incorporated on March 4, 1994 under the laws of the State of Mississippi.

United Community Holdings, Inc. and its wholly-owned subsidiary, Rosemont Gardens Funeral Chapel-Cemetery, Inc. are collectively referred to as "Company".

The Company's operations consist of a funeral home and cemetery operation in Jackson, Mississippi. Company personnel at the funeral service location provide all professional services related to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at the funeral service location. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms, conditions and price of a funeral to be performed at an unknown future date at the time the contract is executed. The Company's cemetery provides cemetery interment rights (including mausoleum crypts and lawn spaces) and certain merchandise including stone and bronze memorials and burial vaults. These items may be sold on either a pre- need or an at-need basis. Company personnel at the cemetery site perform interment services and provide management and maintenance of the cemetery grounds.

(3)  Results of Operations

Year ended December 31, 2000 compared to the year ended December 31, 1999
-------------------------------------------------------------------------

The operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 show a continued maturation and market acceptance of the products and operations of the Company's Rosemont subsidiary. Recognized revenues for 2000 were approximately $352,000 as compared to approximately $400,000 for the preceding year. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts.

The Company incurred cost of sales and providing services of approximately $158,000 and $183,000, respectively, for the years ended December 31, 2000 and 1999. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. Total commissions expense, principally incurred on the sales of pre-need contracts for funeral services and/or cemetery spaces or crypts was approximately $37,000 and $61,000, respectively, during 2000 and 1999.

The Company realized gross profits of approximately $194,000 (55.2%) for Calendar 2000 as compared to approximately $217,000 (54.3%) for Calendar 1999. This change in gross profit percentage is due to management's value-based product pricing policies to provide quality funeral and burial services to the general public and the direct charge to operations for commissions at the inception of a long-term receivable for either pre- need funeral services or cemetery spaces/crypts. Periods in which there are high sales of new long-term contracts without either the provision of funeral services or the receipt of at least 25% of the initial contract price on cemetery spaces or crypts will cause fluctuations and lower gross profit percentages due to the Company's revenue recognition policies.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $355,000 for Calendar 2000 as compared to approximately $344,000 for Calendar 1999. Interest expense increased by approximately $21,000, from approximately $188,000 for Calendar 1999 to approximately $209,000 for Calendar 2000. This increase in interest expense is principally related the full utilization of the Company's $300,000 line of credit during the entire year. Depreciation and amortization is relatively constant based on the completion of the Rosemont visitors center and related placement into service during the first quarter of 1998 and some additions to property and equipment during 1999. During 2000, the Company expended approximately $26,000 on additions to property and equipment and further development of cemetery garden, mausoleum and columbarium facilities.

The principal source of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom. Additionally, during 2000, the Company began to sell certain long-term contract receivables related to prearranged funeral contracts and cemetery sales to unrelated finance companies on a recourse basis. The purchasing entity manages all collection activities related to the long-term contract receivables and the Company remains contingently liable to repurchase the accounts in the event that certain defaults occur, as defined by each purchasing entity. This new arrangement also contributed to the cash available to support daily operations.

Earnings per share declined slightly from $(0.06) per share for 1999 to approximately $(0.07) per share for 2000.

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

(4)  Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. During 2000, the Company began to sell certain long-term contract receivables related to prearranged funeral contracts and cemetery sales to unrelated finance companies on a recourse basis. The purchasing entity manages all collection activities related to the long-term contract receivables and the Company remains contingently liable to repurchase the accounts in the event that certain defaults occur, as defined by each purchasing entity.

The Company had negative cash flows from operations of approximately $(445,000), $(530,000), $(735,000) and $(608,000) for the each of the years ended December 31, 2000, 1999, 1998 and 1997, respectively. The operating cash deficits in excess of cash collected on long-term receivables for funeral services and/or cemetery spaces or crypts were supported through advances on the Company's bank line of credit or through controlling shareholder advances. The Company completed the development of the initial cemetery garden, visitors center and other funeral related buildings during 1998. The Company continues the process of constructing Phase II to its Mausoleum and the second and third cemetery gardens as internally generated funds permit and consumer demand requires.
Management is of the opinion that it has sufficient cemetery spaces and mausoleum crypts to meet current demands and construct additional capacity within the parameters of existing cash flows.

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

The Company monitored its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change. To date, the Company has not experienced any adverse effect from the advent of Year 2000. However, there can be no assurance that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will not experience unforseen problems during the Year 2000 or future periods.

Item 7.  Financial Statements

The required financial statements are included in this document beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None

Item 9.  Directors.  Executive  Officers,   Promoters   and   Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

The directors and officers of UCHI are listed below with information about their respective backgrounds.

Name                       Age       Position
----                       ---       --------

James F. Robinson          74        Chairman of the Board, President &
                                     Chief Executive Officer

Jeffrey D. Aldridge        39        Vice President, Chief Operating Officer and
                                     Director

Margaret R. Lauro          43        Secretary, Treasurer, and  Chief  Financial
                                     Officer

Sheila A. Gates            46        Sales Manager and Director


Directors are elected to serve until the next annual meeting of the shareholders of UCHI or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. None of the Directors serve as directors of any public or reporting corporations except as disclosed below.

Mr. Robinson was elected to his current positions with UCHI in January 1999. He has been President and Chief Executive Officer of Rosemont Gardens Funeral Chapel-Cemetery, Inc. since 1994 when it was founded by him. From 1957 to 1995 he served as President and Chief Executive Officer of Protective Service Life Insurance Co., Jackson, Mississippi, which specializes in life and accident insurance. He has been involved in the funeral business in various capacities for more than 40 years. He has a Science degree from St. Louis College of Science, St. Louis, Missouri. Mr. Robinson is the father of Mrs. Lauro.

Mrs. Lauro was elected to her current positions with UCHI in January 1999. She has been Secretary and Treasurer of Rosemont Gardens Funeral Chapel-Cemetery, Inc. since 1995. From 1980 until 1995 she was Secretary and Treasurer of Protective Service Life Insurance Co. She has a BBA degree in accounting from Mississippi State University. Mrs. Lauro is the daughter of Mr. Robinson.

Mr. Aldridge was elected to his current positions with UCHI in January 1999. Since 1996, he has served as the officer in charge of Corporate Planning and Development for Rosemont Memorial Gardens. For the previous five years he served as a financial analyst for PRC Environmental Management, Inc. (Aiken, South
Carolina) and Vitro Corporation (Silverdale, Washington). He has a BBA degree from Georgia State University.

Ms. Gates has been the Sales Manager of Rosemont Gardens since 1995 and was elected as a director during 2000. In previous years, Ms. Gates has been involved in sales of various insurance, funeral and cemetery products. She is also an apprentice funeral director at Rosemont Gardens.

No director or officer of UCHI has been the subject of any order, judgment, or decree of any court or any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of an order of state authority barring or suspending the right of such a person to be engaged in such activities or to be associated with such activities.

No director or officer of UCHI has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently proceeding. No director or officer of UCHI is the subject of any legal proceeding involving UCHI or the performance of his duties as such director or officer.

Item 10.  Executive Compensation

UCHI neither paid nor accrued any form of compensation in any amount to or for its executive officers or directors for the fiscal years ended December 31, 2000 and 1999.

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

Name and Address                           Shares Owned            Percentage
----------------                           ------------            ----------

James F.  Robinson                          7,201,000                  90%
3935 Interstate 55 South
Jackson MS 39212

None of the other officers and directors of UCHI or its subsidiary own any stock in UCHI.

Executive Officers and Directors as         7,201,000                  90%
a group (five persons)

Item 12.  Certain Relationships and Related Transactions.

  None

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K
  None

Exhibits

   27.1  Financial Data Schedule

--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the __th day of April, 2001.

Dated: April 3, 2001                             UNITED COMMUNITY HOLDINGS, INC.
       -------------

                                                       by: /s/ James F. Robinson
                                                           ---------------------
                                                               James F. Robinson
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of The Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ James F. Robinson                                          April 3, 2001
---------------------
James F. Robinson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey D. Aldridge                                        April 3, 2001
-----------------------
Jeffrey D. Aldridge
Vice President, Chief Operating Officer & Director

/s/ Margaret R. Lauro                                          April 3, 2001
---------------------
Margaret R. Lauro
Secretary, Treasurer and Chief Financial Officer
(Principal Accounting Officer)

/s/ Sheila A. Gates                                            April 3, 2001
-------------------
Sheila A. Gates
Director

                                UNITED COMMUNITY
                                 HOLDINGS, INC.
                                 AND SUBSIDIARY

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 2000 and 1999






                              S. W. HATFIELD , CPA
                          certified public accountants

                      Use our past to assist your future sm

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY

                                    CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Consolidated Financial Statements

   Consolidated Balance Sheets
     as of December 31, 2000 and 1999                                        F-4

   Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 2000 and 1999                          F-6

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2000 and 1999                          F-7

   Consolidated Statements of Cash Flows
     for the years ended December 31, 2000 and 1999                          F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Shareholders
United Community Holdings, Inc.

We have audited the accompanying consolidated balance sheets of United Community Holdings, Inc. (a Nevada corporation) and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Holdings, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                                    S. W. HATFIELD, CPA

Dallas, Texas
March 23, 2000

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                     ASSETS
                                     ------

                                                                      2000           1999
                                                                  -----------    -----------
Current assets
   Cash on hand and in bank                                       $     7,732    $     8,583
   Restricted cash                                                     89,305         58,920
   Accounts receivable-at need, net of allowance
     for doubtful accounts of $12,500 and $12,500, respectively        56,700          4,359
   Other current assets                                                10,245          9,109
                                                                  -----------    -----------

     Total current assets                                             163,982         80,971
                                                                  -----------    -----------


Property and equipment - at cost
   Buildings                                                        2,354,061      2,354,061
   Roads, common cemetery areas and landscaping                       347,325        338,504
   Vehicles, equipment and office furnishings                         258,626        248,635
                                                                  -----------    -----------
                                                                    2,960,012      2,941,200
   Accumulated depreciation                                          (539,072)      (369,991)
                                                                  -----------    -----------
                                                                    2,420,940      2,571,209
   Land                                                               107,580        107,580
                                                                  -----------    -----------

     Net property and equipment                                     2,528,520      2,678,789
                                                                  -----------    -----------


Other assets
   Cemetery property - at cost                                      1,100,594      1,111,977
   Prearranged funeral contracts                                    1,205,145      1,420,878
   Long-term receivables for cemetery property sales                  244,364        353,770
   Other                                                               10,557         14,597
                                                                  -----------    -----------

     Total other assets                                             2,560,660      2,901,222
                                                                  -----------    -----------

     TOTAL ASSETS                                                 $ 5,253,162    $ 5,660,982
                                                                  ===========    ===========




                                  - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2000 and 1999


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                        2000           1999
                                                    -----------    -----------
Current liabilities
   Notes payable                                    $   300,000    $   400,000
   Current maturities of long-term debt                  72,033         68,451
   Accounts payable and other accrued liabilities       122,086         88,451
                                                    -----------    -----------

     Total current liabilities                          494,119        556,902
                                                    -----------    -----------


Long-term liabilities
   Long-term debt, net of current maturities          2,069,875      2,136,045
   Deferred prearranged funeral contract revenues     1,939,573      1,912,748
   Deferred cemetery property sale revenues             426,667        393,728
                                                    -----------    -----------

     Total liabilities                                4,930,234      4,999,423
                                                    -----------    -----------


Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized
     None issued and outstanding                           --             --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     8,000,818 shares issued and outstanding                 80             80
   Additional paid-in capital                         3,148,824      2,954,705
   Accumulated deficit                               (2,825,976)    (2,293,226)
                                                    -----------    -----------

     Total shareholders' equity                         322,928        661,559
                                                    -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,253,162    $ 5,660,982
                                                    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     Years ended December 31, 2000 and 1999


                                                           2000           1999
                                                       -----------    -----------
Revenues
   Funeral revenues                                    $   217,315    $   172,327
   Cemetery sales                                          117,313        206,685
   Finance charge and related revenues                      17,013         21,442
                                                       -----------    -----------
     Total revenues                                        351,641        400,454
                                                       -----------    -----------

Cost of sales and direct expenses
   Allocated cost of cemetery spaces and crypts             36,001         22,566
   Cost of cemetery merchandise and funeral services        85,056         99,757
   Sales commissions                                        36,563         60,759
                                                       -----------    -----------
     Total cost of sales and direct expenses               157,620        183,082
                                                       -----------    -----------

Gross profit                                               194,021        217,372
                                                       -----------    -----------

Operating expenses
   General and administrative expenses                     355,261        343,725
   Interest expense                                        208,965        188,394
   Depreciation and amortization                           169,082        164,746
                                                       -----------    -----------
     Total operating expenses                              733,308        696,865
                                                       -----------    -----------

Loss from operations                                      (539,287)      (479,493)

Other income (expense)
   Interest and other income                                 6,537         14,575
                                                       -----------    -----------

Loss before income taxes                                  (532,750)      (464,918)

Income taxes                                                  --           (2,053)
                                                       -----------    -----------

Net Loss                                                  (532,750)      (466,971)

Other comprehensive income                                    --             --
                                                       -----------    -----------

Comprehensive Loss                                     $  (532,750)   $  (466,971)
                                                       ===========    ===========

Net loss per weighted-average share
   of common stock outstanding - Basic                 $     (0.07)   $     (0.06)
                                                       ===========    ===========

Weighted-average number of shares
   of common stock outstanding - Basic                   8,000,818      8,000,818
                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999



                                    Common stock         Additional
                                    ------------          paid-in     Accumulated
                              # shares       Amount       capital       deficit         Total
                            -----------   -----------   -----------   -----------    -----------
Balances at
   January 1, 1999            8,000,818   $        80   $ 2,777,070   $(1,826,255)   $   950,895

Shareholder contributions          --            --         177,635          --          177,635

Net loss for the year              --            --            --        (466,971)      (466,971)
                            -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 1999          8,000,818            80     2,954,705    (2,293,226)       661,559

Shareholder contributions          --            --         194,119          --          194,119

Net loss for the year              --            --            --        (532,750)      (532,750)
                            -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2000          8,000,818   $        80   $ 3,148,824   $(2,825,976)   $   322,928
                            ===========   ===========   ===========   ===========    ===========






The accompanying notes are an integral part of these consolidated financial statements.


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999


                                                                           2000         1999
                                                                         ---------    ---------
Cash flows from operating activities
   Net loss for the year                                                 $(532,750)   $(466,975)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                       173,122      168,786
       Allocated cost of cemetery spaces and crypts                         18,482       22,568
       (Increase) Decrease in:
         Accounts receivable                                               (52,341)       7,257
         Other assets                                                       (1,136)       3,612
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities                     33,635      (21,516)
         Deferred revenues                                                 (84,320)    (243,667)
                                                                         ---------    ---------

Net cash used in operating activities                                     (445,308)    (530,035)
                                                                         ---------    ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                     (30,385)      (6,125)
   Capital expenditures for property, equipment and cemetery property      (25,912)     (95,381)
   Cash collected on prearranged funeral contract receivables              243,553      215,517
   Cash collected on long-term receivables for cemetery property sales     225,670      225,792
                                                                         ---------    ---------

Net cash used in investing activities                                      412,926      339,803
                                                                         ---------    ---------

Cash flows from financing activities
   Net activity on bank line of credit                                    (100,000)      35,000
   Principal (paid) received on long-term note payable                     (54,939)      (2,448)
   Principal repayments on long-term lease payables                         (7,649)     (12,699)
   Contributed capital by shareholder                                      194,119      177,635
                                                                         ---------    ---------

Net cash provided by financing activities                                   31,531      197,488
                                                                         ---------    ---------

Increase (Decrease) in cash                                                   (851)       7,256

Cash at beginning of year                                                    8,583        1,327
                                                                         ---------    ---------

Cash at end of year                                                      $   7,732    $   8,583
                                                                         =========    =========

Supplemental disclosure of interest and income taxes paid
     Interest paid for the year                                          $ 207,062    $ 190,043
                                                                         =========    =========
     Income taxes paid for the year                                      $    --      $    --
                                                                         =========    =========

Supplemental disclosure of non-cash investing and financing activities
   Vehicle acquired with long-term debt                                  $    --      $  21,082
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

The Company's wholly-owned subsidiary, Rosemont Gardens Funeral Chapel-Cemetery, Inc. was incorporated on March 4, 1994 under the laws of the State of Mississippi.

United Community Holdings, Inc. and its wholly-owned subsidiary, Rosemont Gardens Funeral Chapel-Cemetery, Inc. are collectively referred to as "Company".

The Company's operations consist of a funeral home and cemetery operation in Jackson, Mississippi. Company personnel at the funeral service location provide all professional services related to funerals, including the use of funeral facilities and motor vehicles. Funeral related merchandise is sold at the funeral service location. The Company sells prearranged funeral services whereby a customer contractually agrees to the terms, conditions and price of a funeral to be performed at an unknown future date at the time the contract is executed. The Company's cemetery provides cemetery interment rights (including mausoleum crypts and lawn spaces) and certain merchandise including stone and bronze memorials and burial vaults. These items may be sold on either a pre- need or an at-need basis. Company personnel at the cemetery site perform interment services and provide management and maintenance of the cemetery grounds.

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

5.   Funeral operations - continued
     ------------------------------

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

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2000 and 1999, the Company's deferred tax asset is fully reserved.

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company had no warrants and options outstanding which could be deemed to be dilutive.

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


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C - LONG-TERM RECEIVABLES

The Company's long-term receivables related to prearranged funeral contracts and cemetery sales are anticipated to be collected pursuant to contractually scheduled payments as follows:

               Year ending         Funeral     Cemetery       Total
              December 31,        Contracts      Sales      Principal
              ------------       ----------   ----------   ----------
                  2001           $  128,814   $   67,452   $  196,266
                  2002              120,250       52,815      173,065
                  2003              114,404       42,774      157,178
                  2004              107,103       28,441      135,544
                  2005              104,897       18,226      123,123
               Thereafter           629,677       34,656      664,333
                                 ----------   ----------

                  Total          $1,205,145   $  244,364   $1,449,509
                                 ==========   ==========   ==========

NOTE D - CEMETERY PROPERTY

Cemetery property consists of the following at December 31, 2000 and 1999, respectively:

                                                      2000            1999
                                                  -----------     -----------
   Developed cemetery gardens, net of
     spaces sold with revenue recognition         $    74,782     $    82,802
   Cemetery gardens in development                     27,390          27,390
   Mausoleum crypts, net of crypts sold               340,948         344,311
   Undeveloped                                        657,474         657,474
                                                  -----------     -----------

     Total                                        $ 1,100,594     $ 1,111,977
                                                  ===========     ===========

NOTE E - NOTES PAYABLE

Notes payable consist of the following at December 31, 2000 and 1999, respectively:

                                                                  2000       1999
                                                                 --------   --------
$300,000 revolving line of credit payable to a bank. Interest at the Bank's prime rate (9.63% at December 31, 2000).
   Interest payable monthly.  Principal and  unpaid interest
   due at  maturity  in  October  2000.  Secured by land,
   accounts receivable from prearranged funeral contracts
   and cemetery property sales contracts and the personal
   guarantee of the Company's majority shareholder.              $300,000   $   --

$400,000 revolving line of credit payable to a bank. Interest at the Bank's prime rate (8.50% at December 31, 1999).
   Interest payable monthly.  Principal and unpaid interest
   due at maturity in March 2000. Secured by land,
   accounts receivable from prearranged funeral contracts
   and cemetery  property sales contracts and the personal
   guarantee of the Company's majority shareholder.                  --     $400,000
                                                                 --------   --------

     Total notes payable                                         $300,000   $400,000
                                                                 ========   ========



                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2000 and 1999

                                                                   2000           1999
                                                               -----------    -----------
$2,220,000 note payable to a bank.  Interest at 8.00%.
   Payable in monthly installments of approximately
   $18,569, including interest.  Any unpaid principal
   and interest is due at maturity in June 2003.  Secured
   by land, accounts receivable from prearranged funeral
   contracts and cemetery property sales contracts and
   the personal guarantee of the Company's shareholder         $ 2,107,991    $ 2,156,808

$21,082 installment note payable to a bank.  Interest at
   7.25%.  Payable in monthly installments of approximately
   $655, including interest.  Final maturity in August 2002
   Secured by a vehicle                                             12,886         19,008

$23,500 capital lease payable to a finance company
   Interest at 15.6%.  Payable in monthly installments of
   approximately $539, including interest.  Final maturity
   in December 2003.  Secured by furniture and equipment            14,031         18,571

$14,850 capital lease payable to a finance company
   Interest at 18.9%.  Payable in monthly installments of
   approximately $530, including interest.  Final maturity
   in December 2001.  Secured by furniture and equipment             7,000         10,109
                                                               -----------    -----------

     Total long-term debt                                        2,141,908      2,204,496

     Less current maturities                                       (72,033)       (68,451)
                                                               -----------    -----------

     Long-term portion                                         $ 2,069,875    $ 2,135,045
                                                               ===========    ===========

Future maturities of long-term debt are as follows:            Year ending
                                                               December 31,  Principal due

                                                                   2001       $    72,033
                                                                   2002            69,036
                                                                   2003         2,000,839
                                                                              -----------

                                                                   Total      $ 2,141,908
                                                                              ===========


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY

NOTE G - TRUST FUNDS AND RESTRICTED CASH

Pursuant to State law or Company policy, certain portions of contracts related to the sales of prearranged funeral services and funeral merchandise and cemetery spaces, mausoleum crypts and related merchandise are deposited into a common trust, as of December 31, 2000 and 1999 to provide funds for the fulfillment of the underlying contracts and/or perpetual care of the cemetery property.

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

As of December 31, 2000 and 1999, the trust funds and resultant restricted cash consist of the following components:

                                                              2000      1999
                                                             --------  --------

Trust cash                                                   $    374  $    820
Marketable securities, at fair market value                    56,261    23,057
  Unrealized (gains) losses on marketable securities          113,017    96,222
Amounts due to trust funds from future contract collections   (80,347)  (61,179)
                                                             --------  --------

Restricted cash                                              $ 89,305  $ 58,920
                                                             ========  ========

Marketable securities are considered available-for-sale. All unrealized gains or losses are excluded from earnings until such time that such gains or losses are realized upon the sale of the underlying security. For purposes of computing realized gains and losses, the specific identification method is used.

As of December 31, 2000 and 1999, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:

                                                  2000        1999
                                                 --------    --------

     Aggregate fair value                        $  6,263    $ 23,057
     Gross unrealized holding gains              $   --      $   --
     Gross unrealized holding losses             $113,016    $ 96,222
     Amortized cost basis                        $119,279    $119,279


                 UNITED COMMUNITY HOLDINGS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H - CONTINGENCIES

During 2000, the Company began to sell certain long-term contract receivables related to prearranged funeral contracts and cemetery sales to unrelated finance companies on a recourse basis. The purchasing entity manages all collection activities related to the long-term contract receivables and the Company remains contingently liable to repurchase the accounts in the event that certain defaults occur, as defined by each purchasing entity. To provide for potential collection problems, each purchasing entity maintains a reserve fund ranging between 15.0% and 25.0% of the amounts collected. As of December 31, 2000, the following summarizes the activity on sold long-term contracts receivable:

       Contingent liability for sold accounts                $203,900
                                                             ========
       Reserves held by the contract purchaser
         which are included in current accounts
         receivable in the accompanying balance sheet        $ 55,547
                                                             ========


NOTE I - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.

                          Quarter ended  Quarter ended  Quarter ended  Quarter ended    Year ended
                            March 31,       June 30,    September 30,   December 31,   December 31,
                          -------------  -------------  -------------  -------------   ------------
2000
----
   Funeral revenues        $    39,461    $    56,497    $    52,106    $    69,251    $   217,315
   Cemetery sales               21,357         34,852         30,712         30,392        117,313
   Gross profit                 40,214         57,281         55,515         41,011        194,021
   Net earnings
     from operations          (131,983)      (139,518)      (133,912)      (133,874)      (539,287)
   Basic and fully
     diluted earnings
     per share                   (0.02)         (0.02)         (0.02)         (0.02)         (0.07)
   Weighted-average
     number of shares
     issued and outstanding  8,000,818      8,000,818      8,000,818      8,000,818      8,000,818

1999
----
   Funeral revenues        $    43,391    $    42,883    $    42,285    $    43,768    $   172,327
   Cemetery sales               77,295         35,147         39,790         54,453        206,685
   Gross profit                 75,297         34,255         42,058         65,762        217,372
   Net earnings
     from operations           (81,122)      (149,006)      (122,802)      (126,563)      (479,493)
   Basic and fully
     diluted earnings
     per share                   (0.01)         (0.02)         (0.02)         (0.02)         (0.06)
   Weighted-average
     number of shares
     issued and outstanding  8,000,818      8,000,818      8,000,818      8,000,818      8,000,818
