Form 10QSB
period 2001-03-31
UNITED COMMUNITY HOLDINGS INC
filed 2001-07-06
CIK 1016130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------      EXCHANGE ACT OF 1934


                      For the quarterly period ended March 31, 2001

                    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
--------------      ACT OF 1934



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common
 equity as of the latest practicable date:    July 5, 2001: 8,000,818
                                              -----------------------


Transitional Small Business Disclosure Format (check one):     YES    NO X
                                                                  ---   ---

                         United Community Holdings, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

Item 1 Financial Statements                                                   3

Item 2 Management's Discussion and Analysis or Plan of Operation             15


Part II - Other Information

Item 1 Legal Proceedings                                                     16

Item 2 Changes in Securities                                                 16

Item 3 Defaults Upon Senior Securities                                       16

Item 4 Submission of Matters to a Vote of Security Holders                   16

Item 5 Other Information                                                     17

Item 6 Exhibits and Reports on Form 8-K                                      17


Signatures                                                                   17

Part 1 - Item 1 - Financial Statements

                 United Community Holdings, Inc. and Subsidiary
                           Consolidated Balance Sheets
                             March 31, 2001 and 2000


                                   (Unaudited)

                                                       March 31,     March 31,
                                                          2001          2000
                                                      -----------   -----------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                           $    11,927   $     1,471
   Restricted cash                                         84,204       105,043
   Accounts receivable-at need, net of allowance
     for doubtful accounts of $12,500, respectively        64,281         4,316
   Other current assets                                     1,488         4,143
                                                      -----------   -----------

     Total current assets                                 161,900       114,973
                                                      -----------   -----------


Property and equipment - at cost
   Buildings                                            2,354,061     2,354,061
   Roads, common cemetery areas and landscaping           347,325       338,504
   Vehicles, equipment and office furnishings             258,626       253,072
                                                      -----------   -----------
                                                        2,960,012     2,945,637
   Accumulated depreciation                              (579,723)     (412,124)
                                                      -----------   -----------
                                                        2,380,289     2,533,513
   Land                                                   107,580       107,580
                                                      -----------   -----------

     Net property and equipment                         2,487,869     2,641,093
                                                      -----------   -----------


Other assets
   Cemetery property - at cost                          1,098,354     1,110,045
   Prearranged funeral contracts                        1,184,745     1,419,994
   Long-term receivables for cemetery property sales      244,429       336,977
   Other                                                    9,547        13,587
                                                      -----------   -----------

     Total other assets                                 2,537,075     2,880,603
                                                      -----------   -----------

     TOTAL ASSETS                                     $ 5,186,844   $ 5,636,669
                                                      ===========   ===========


                                  - Continued -



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.
                                                                               3

                 United Community Holdings, Inc. and Subsidiary
                     Consolidated Balance Sheets - Continued
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                       March 31,     March 31,
                                                          2001          2000
                                                      -----------   -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Notes payable                                      $   300,000   $   300,000
   Current maturities of long-term debt                    72,033        68,451
   Accounts payable and other accrued liabilities         122,452        91,644
                                                      -----------   -----------

     Total current liabilities                            494,485       460,095
                                                      -----------   -----------


Long-term liabilities
   Long-term debt, net of current maturities            2,059,338     2,121,116
   Deferred prearranged funeral contract revenues       1,944,330     1,956,068
   Deferred cemetery property sale revenues               436,387       408,763
   Shareholder loan                                          --         159,958
                                                      -----------   -----------

     Total liabilities                                  4,934,540     5,106,000
                                                      -----------   -----------


Commitments and contingencies


Shareholders' Equity
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized
     None issued and outstanding                             --            --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     8,000,818 shares issued and outstanding                   80            80
   Additional paid-in capital                           3,152,142     2,954,705
   Accumulated deficit                                 (2,899,918)   (2,424,116)
                                                      -----------   -----------

     Total shareholders' equity                           252,304       530,669
                                                      -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 5,186,844   $ 5,636,669
                                                      ===========   ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4

                 United Community Holdings, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                      Three months  Three months
                                                         ended         ended
                                                        March 31,     March 31,
                                                          2001          2000
                                                      -----------   -----------
Revenues
   Funeral revenues                                   $    70,846   $    39,461
   Cemetery sales                                          26,550        21,357
   Finance charge and related revenues                      2,736         5 504
                                                      -----------   -----------
     Total revenues                                       100,132        66,322
                                                      -----------   -----------

Cost of sales and direct expenses
   Allocated cost of cemetery spaces and crypts             5,120         4,071
   Cost of cemetery merchandise and funeral services       17,261        14,485
   Sales commissions                                        5,845         7,552
                                                      -----------   -----------
     Total cost of sales and direct expenses               28,226        26,108
                                                      -----------   -----------

Gross profit                                               71,906        40,214
                                                      -----------   -----------

Operating expenses
   General and administrative expenses                     75,564        71,472
   Interest expense                                        29,637        58,592
   Depreciation and amortization                           40,651        42,133
                                                      -----------   -----------
     Total operating expenses                             145,852       172,197
                                                      -----------   -----------

Loss from operations                                      (73,946)     (131,983)

Other income (expense)
   Interest and other income                                    4         1,094
                                                      -----------   -----------

Loss before income taxes                                  (73,942)     (130,889)

Income taxes                                                 --            --
                                                      -----------   -----------

Net Loss                                                  (73,942)     (130,889)

Other comprehensive income                                   --            --
                                                      -----------   -----------

Comprehensive Loss                                    $   (73,942)  $  (130,889)
                                                      ===========   ===========

Net loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss - Basic                     $     (0.01)  $     (0.02)
                                                      ===========   ===========

Weighted-average number of shares
   of common stock outstanding - Basic                  8,000,818     8,000,818
                                                      ===========   ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.
                                                                               5




                 United Community Holdings, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                                       Three months     Three months
                                                                           ended            ended
                                                                         March 31,        March 31,
                                                                           2001             2000
                                                                         ---------        ---------
Cash flows from operating activities
   Net loss for the year                                                 $ (73,942)       $(130,889)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                        41,661           43,143
       Allocated cost of cemetery spaces and crypts                          2,680            4,071
       (Increase) Decrease in:
         Accounts receivable                                                (7,581)              43
         Other assets                                                        8,757            4,966
       Increase (Decrease) in:
         Accounts payable and other accrued liabilities                        366            3,191
         Deferred revenues                                                 (17,390)         (20,850)
                                                                         ---------        ---------
Net cash used in operating activities                                      (45,449)         (96,325)
                                                                         ---------        ---------

Cash flows from investing activities
   Transfers (to)/from trust funds and restricted cash                       5,101          (46,123)
   Capital expenditures for property, equipment and cemetery property         (440)          (6,576)
   Cash collected on prearranged funeral contract receivables               29,795           59,551
   Cash collected on long-term receivables for cemetery property sales      22,407           37,332
                                                                         ---------        ---------
Net cash used in investing activities                                       56,863           44,184
                                                                         ---------        ---------

Cash flows from financing activities
   Net activity on bank line of credit                                        --           (100,000)
   Principal (paid) received on long-term notes and leases payable         (10,537)         (14,929)
   Additional capital contributed by shareholder                             3,318          159,958
                                                                         ---------        ---------
Net cash provided by financing activities                                   (7,219)          45,029
                                                                         ---------        ---------

Increase (Decrease) in cash                                                  4,195           (7,112)

Cash at beginning of year                                                    7,732            8,583
                                                                         ---------        ---------

Cash at end of year                                                      $  11,927        $   1,471
                                                                         =========        =========

Supplemental disclosure of interest and income taxes paid
     Interest paid for the year                                          $  28,627        $  57,582
                                                                         =========        =========
     Income taxes paid for the year                                      $    --          $    --
                                                                         =========        =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.
                                                                               6

                 United Community Holdings, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements


Note A - Organization and Description of Business

United Community Holdings, Inc. was incorporated as Professionalistics, Inc. on May 31, 1989, under the laws of the State of Delaware. On December 17, 1998, the Company changed its State of Incorporation from Delaware to Nevada by means of a merger with and into a Nevada corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not change the capital structure of the Company. The effect of this action also changed the Company's name to United Community Holdings, Inc.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

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

     For the three months ended March 31, 2001 and 2000, depreciation expense of approximately $40,651 and $42,133, respectively, was charged to operations.

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

6.   Cemetery operations - continued
     -------------------------------

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

8.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2001 and 2000, the Company's deferred tax asset is fully reserved.

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company had no warrants and options outstanding which could be deemed to be dilutive.

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


Note C - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: Cash, accounts receivable and accounts payable, The carrying amounts approximated fair value because the demand nature of these instruments.


Note D - Long-Term Receivables

As of December 31, 2000, the Company's long-term receivables related to prearranged funeral contracts and cemetery sales are anticipated to be collected pursuant to contractually scheduled payments as follows:

            Year ending     Funeral      Cemetery        Total
            December 31,   Contracts       Sales       Principal
            ------------  ----------    ----------    ----------
               2001       $  128,814    $   67,452    $  196,266
               2002          120,250        52,815       173,065
               2003          114,404        42,774       157,178
               2004          107,103        28,441       135,544
               2005          104,897        18,226       123,123
            Thereafter       629,677        34,656       664,333
                          ----------    ----------    ----------

              Total       $1,205,145    $  244,364    $1,449,509
                          ==========    ==========    ==========


Note E - Trust Funds and Restricted Cash

Pursuant to State law or Company policy, certain portions of contracts related to the sales of prearranged funeral services and funeral merchandise and cemetery spaces, mausoleum crypts and related merchandise are deposited into a common trust to provide funds for the fulfillment of the underlying contracts and/or perpetual care of the cemetery property.




                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued


Note E - Trust Funds and Restricted Cash - Continued

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

As of March 31, 2001 and 2000, the trust funds and resultant restricted cash consist of the following components:

                                                                       2001         2000
                                                                     ---------    ---------
       Trust cash                                                    $     376    $   1,338
       Marketable securities, at fair market value                      56,264       63,600
       Unrealized (gains) losses on marketable securities              113,016      105,680
       Amounts due to trust funds from future contract collections     (85,452)     (65,575)
                                                                     ---------    ---------

         Restricted cash                                             $  84,204    $ 105,043
                                                                     =========    =========

Marketable securities are considered available-for-sale. All unrealized gains or losses are excluded from earnings until such time that such gains or losses are realized upon the sale of the underlying security. For purposes of computing realized gains and losses, the specific identification method is used.

As of March 31, 2001 and 2000, the marketable securities held in the trust funds consist entirely of equity securities and are summarized as follows:
                                                                       2001         2000
                                                                     ---------    ---------

       Aggregate fair value                                          $  56,264    $  63,600
       Gross unrealized holding gains                                $    --       $   --
       Gross unrealized holding losses                               $ 113,016    $ 105,680
       Amortized cost basis                                          $ 169,280    $ 169,280


       Note F - Cemetery Property

Cemetery property consists of the following at March 31, 2001 and 2000, respectively:

                                                                     March 31,    March 31,
                                                                       2001         2000
                                                                     ---------    ---------
Developed cemetery gardens, net of
  spaces sold with revenue recognition                               $  73,378    $  81,284
Cemetery gardens in development                                         27,390       27,390
Mausoleum crypts, net of crypts sold                                   340,112      343,897
Undeveloped                                                            657,474      657,474
                                                                     ---------    ---------

  Total                                                              $1,087,354   $1,110,045
                                                                     ==========   ==========




                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued


Note G - Notes payable

Notes payable consist of the following at March 31, 2000 and 1999, respectively:

                                                                           2000           1999
                                                                       -----------    -----------
$300,000 revolving line of credit payable to a bank
   Interest at the Bank's prime rate. Interest payable
   monthly.  Principal and unpaid interest due at
   maturity in October 2001.  Secured by land, accounts
   receivable from prearranged funeral contracts and
   cemetery property sales contracts and the personal
   guarantee of the Company's majority shareholder                     $   300,000    $   300,000
                                                                       -----------    -----------

     Total notes payable                                               $   300,000    $   300,000
                                                                       ===========    ===========


Note H - Long-Term Debt

Long-term debt consists of the following at March 31, 2001 and 2000:
                                                                           2001           2000
                                                                       -----------    -----------
$2,220,000 note payable to a bank.  Interest at 8.00%
   Payable in monthly installments of approximately
   $18,569, including interest.  Any unpaid principal
   and interest is due at maturity in June 2003.  Secured
   by land, accounts receivable from prearranged funeral
   contracts and cemetery property sales contracts and
   the personal guarantee of the Company's shareholder                 $ 2,099,430    $ 2,145,202

$21,082 installment note payable to a bank.  Interest at
   7.25%.  Payable in monthly installments of approximately
   $655, including interest.  Final maturity in August 2002
   Secured by a vehicle                                                     10,911         17,043

$23,500 capital lease payable to a finance company
   Interest at 15.6%.  Payable in monthly installments of
   approximately $539, including interest.  Final maturity
   in December 2003.  Secured by furniture and equipment               $    14,031    $    18,571

$14,850 capital lease payable to a finance company
   Interest at 18.9%.  Payable in monthly installments of
   approximately $530, including interest.  Final maturity
   in December 2001.  Secured by furniture and equipment                     6,999          8,751
                                                                       -----------    -----------

     Total long-term debt                                                2,131,371      2,189,567

     Less current maturities                                               (72,033)       (68,451)
                                                                       -----------    -----------

     Long-term portion                                                 $ 2,059,338    $ 2,121,116
                                                                       ===========    ===========




                 United Community Holdings, Inc. and Subsidiary

             Notes to Consolidated Financial Statements - Continued


Note H - Long-Term Debt - Continued

Future maturities of long-term debt are as follows:      Year ending
                                                         December 31,   Principal due
                                                         ------------   -------------

                                                         2001           $      72,033
                                                         2002                  69,036
                                                         2003               2,000,839


                                                         Total          $   2,141,908
                                                                        =============

Note I - Contingencies

During 2000, the Company began to sell certain long-term contract receivables related to prearranged funeral contracts and cemetery sales to unrelated finance companies on a recourse basis. The purchasing entity manages all collection activities related to the long-term contract receivables and the Company remains contingently liable to repurchase the accounts in the event that certain defaults occur, as defined by each purchasing entity. To provide for potential collection problems, each purchasing entity maintains a reserve fund ranging between 15.0% and 25.0% of the amounts collected. As of March 31, 2001, the following summarizes the activity on sold long- term contracts receivable:

Contingent liability (approximate) for sold accounts   $215,000
                                                       ========
Reserves held by the contract purchaser
  which are included in current accounts
  receivable in the accompanying balance sheet         $ 59,965
                                                       ========



                (Remainder of this page left blank intentionally)

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

(2)    Results of Operations

Three months  ended March 31, 2001  compared to the three months ended March 31,
--------------------------------------------------------------------------------
2000
----

The operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 show a continued maturation and market acceptance of the products and operations of the Company's Rosemont subsidiary. Recognized revenues for the first three months of 2001 were approximately $100,000 as compared to approximately $66,000 for the comparable period of 2000. The Company recognizes revenues upon the provision of funeral services, sale of funeral, cemetery or related merchandise or upon the receipt of at least 25% of the initial sales price for cemetery spaces and/or crypts. Accordingly, the Company's revenues and cash flows are dependent upon the level of need for the Company's services and receipts on long-term contracts for the sale of cemetery spaces/crypts.

The Company incurred cost of sales and providing services of approximately $28,000 and $26,000, respectively, for the three months ended March 31, 2001 and 2000. Costs related to cemetery merchandise and funeral services are recognized at the time the service is provided. Sales commissions, for both at-need and pre-need funeral sales and sales of cemetery spaces and/or crypts, are charged to expense, less a nominal percentage, in the month the related contract is recorded. The allocated cost of cemetery spaces and/or crypts is charged to operations at the time that at least 25% of the initial contract price is received by the Company in cash. Total commissions expense, principally incurred on the sales of pre-need contracts for funeral services and/or cemetery spaces or crypts was approximately $5,800 and $7,500, respectively, during the first three months ended March 31, 2001 and 2000.

The Company realized gross profits of approximately $72,000 (71.81%) for the first quarter of 2001 as compared to approximately $40,000 (60.63%) for first quarter of 2000. This change in gross profit percentage is due to management's value-based product pricing policies to provide quality funeral and burial services to the general public and the direct charge to operations for commissions at the inception of a long-term receivable for either pre- need funeral services or cemetery spaces/crypts. Periods in which there are high sales of new long-term contracts without either the provision of funeral services or the receipt of at least 25% of the initial contract price on cemetery spaces or crypts will cause fluctuations and lower gross profit percentages due to the Company's revenue recognition policies.

The Company continues to monitor its expenditures for general operating expenses, principally personnel costs and professional fees. The Company had aggregate general and administrative expenses of approximately $76,000 for the first quarter of 2001 as compared to approximately $71,000 for the first quarter of 2000. Depreciation and amortization is also relatively constant at approximately $41,000 for the first quarter of 2001 as compared to approximately $42,000 for the first quarter of 2000.

The principal source of cash to support daily operations is the collection of contractual receivables for both prearranged funeral services and the sales of cemetery spaces or crypts. This area continues to experience growth in the number and dollar amount of contracts placed in effect on a cumulative basis and the related cash flows therefrom.

Earnings per share for the respective quarters ended March 31, 2001 and 2000 were $(0.01) and $(0.02).

(3)    Liquidity and capital resources

The Company is principally dependent upon cash flows related to the collection of long-term contract receivables related to prearranged funeral contracts and sales of cemetery spaces and/or crypts. The Company had negative cash flows from operations of approximately $(45,000) and $(96,000) for the three months ended March 31, 2001 and 2000, respectively.

Operating cash deficits in excess of cash collected on long-term receivables for funeral services and/or cemetery spaces or crypts are currently being supported through either advances from or additional capital contributions from the Company's controlling shareholder. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

Additionally, management is of the opinion that there is additional potential availability of incremental mortgage debt and the opportunity for the sale of additional common stock through either private placements or secondary offerings. There is, however, no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

                                                 United Community Holdings, Inc.


July 5 , 2001                                       /s/ James F. Robinson.
    ---                                          -------------------------------
                                                               James F. Robinson
                                                          Chairman and President


July 5 , 2001                                       /s/ Margaret R. Lauro
    ---                                          -------------------------------
                                                               Margaret R. Lauro
                                                         Secretary/Treasurer and
                                                        Chief Accounting Officer